Form 10-Q
period 2002-06-30
ATX COMMUNICATIONS NC
filed 2002-08-14
CIK 1165532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                000-49899
                   -------------------------------------------------------------


                            ATX COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-4078506
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


110 East 59th Street, New York, New York                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (212) 906-8485
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              CORECOMM HOLDCO, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No ______

The number of shares outstanding of the issuer's common stock as of June 30, 2002 was 30,000,054.

    ATX Communications, Inc. (formerly CoreComm Holdco, Inc and Subsidiaries)


                                                      Index

PART I.  FINANCIAL INFORMATION                                                                             Page
------------------------------                                                                             ----

Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets -
                June 30, 2002 (Unaudited) and December 31, 2001 .........................................    2
             Condensed Consolidated Statements of Operations -
                Three and Six months ended June 30, 2002 and 2001 (Unaudited) ...........................    3
             Condensed Consolidated Statement of Shareholders' Equity (Deficiency) -
                Six months ended June 30, 2002 (Unaudited) ..............................................    4
             Condensed Consolidated Statements of Cash Flows -
                Six months ended June 30, 2002 and 2001 (Unaudited) .....................................    5
             Notes to Unaudited Condensed Consolidated Financial Statements .............................    6

Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition .....................................................   22

Item 3.      Quantitative and Qualitative Disclosures about Market Risk .................................   36

PART II.     OTHER INFORMATION
------------------------------

Item 1.      Legal Proceedings...........................................................................   37

Item 4.      Submission of Matters to A Vote of Security Holders.........................................   42

Item 5.      Other Information...........................................................................   42

Item 6.      Exhibits and Reports on Form 8-K ...........................................................   42

SIGNATURES ..............................................................................................   45
----------

                            ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               Condensed Consolidated Balance Sheets
                                                                                           June 30,                December 31,
                                                                                             2002                       2001
                                                                                        ---------------           ---------------
                                                                                          (Unaudited)                (See Note)
Assets
Current assets:
  Cash and cash equivalents                                                             $    20,352,000           $    24,966,000
  Accounts receivable-trade, less allowance for doubtful
     accounts of $8,245,000 (2002) and $9,759,000 (2001)                                     36,544,000                32,261,000
  Due from CoreComm Limited                                                                          --                   646,000
  Due from NTL Incorporated                                                                     298,000                        --
  Other                                                                                       3,471,000                 3,683,000
                                                                                        -----------------------------------------
Total current assets                                                                         60,665,000                61,556,000

Fixed assets, net                                                                            74,446,000                86,722,000
Investment in CoreComm Limited                                                                3,863,000                 3,863,000
Goodwill                                                                                    147,380,000               147,380,000
Intangible assets, net                                                                        5,539,000                 5,706,000
Other,  net of accumulated  amortization  of $1,552,000  (2002) and $1,045,000
  (2001)                                                                                     10,579,000                11,393,000
                                                                                        -----------------------------------------
                                                                                        $   302,472,000           $   316,620,000
                                                                                        =========================================

Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                                      $    56,985,000           $    37,348,000
  Accrued expenses                                                                           61,465,000                67,766,000
  Due to NTL Incorporated                                                                            --                   917,000
  Due to CoreComm Limited                                                                       320,000                        --
  Current portion of long-term debt and capital lease obligations                             9,398,000                 9,667,000
  Deferred revenue                                                                           25,670,000                29,652,000
                                                                                        -----------------------------------------
Total current liabilities                                                                   153,838,000               145,350,000

Long-term debt                                                                              145,084,000               144,413,000
Notes payable to NTL Incorporated                                                            16,696,000                15,807,000
Capital lease obligations                                                                       244,000                   267,000

Commitments and contingent liabilities

Shareholders' equity (deficiency):
preferred stock-- $.01 par value, authorized
     10,000,000 shares; issued and outstanding none                                                  --                        --
  Common stock-- $.01 par value, authorized 250,000,000
     shares; issued and outstanding 30,000,000 shares                                           300,000                   300,000
Additional paid-in capital                                                                1,022,634,000             1,022,634,000
Deficit                                                                                  (1,036,324,000)           (1,012,151,000)
                                                                                        -----------------------------------------
                                                                                            (13,390,000)               10,783,000
                                                                                        -----------------------------------------
                                                                                        $   302,472,000           $   316,620,000
                                                                                        =========================================


Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.


                                                                2

                      ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)


                                            Three Months Ended June 30,            Six Months Ended June 30,
                                              2002               2001               2002               2001
                                         -------------      -------------      -------------      -------------

Revenues                                 $  75,209,000      $  73,126,000      $ 149,520,000      $ 145,937,000

Costs and expenses
Operating                                   48,758,000         57,662,000         96,796,000        121,182,000
Selling, general and administrative         20,224,000         23,319,000         42,537,000         54,114,000
Corporate                                    1,616,000            812,000          3,314,000          2,910,000
Non-cash compensation                               --          3,234,000                 --          6,468,000
Recapitalization costs                       4,270,000                 --          5,452,000                 --
Other charges                                       --         33,366,000                 --         33,485,000
Asset impairments                                   --                 --                 --        167,599,000
Depreciation                                 9,140,000         11,567,000         18,021,000         23,579,000
Amortization                                    83,000         23,097,000            167,000         54,606,000
                                         --------------------------------      --------------------------------
                                            84,091,000        153,057,000        166,287,000        463,943,000
                                         --------------------------------      --------------------------------
Operating loss                              (8,882,000)       (79,931,000)       (16,767,000)      (318,006,000)

Other income (expense)
Interest income and other, net                 100,000            656,000            234,000          1,320,000
Interest expense                            (3,737,000)        (7,383,000)        (7,640,000)       (11,524,000)
                                         --------------------------------      --------------------------------
Loss before income tax benefit             (12,519,000)       (86,658,000)       (24,173,000)      (328,210,000)
Income tax benefit                                  --             33,000                 --             33,000
                                         --------------------------------      --------------------------------
Net loss                                 $ (12,519,000)     $ (86,625,000)     $ (24,173,000)     $(328,177,000)
                                         ================================      ================================

Basic and diluted net loss per share     $        (.42)     $       (3.04)     $        (.81)     $      (11.50)
                                         ================================      ================================

Weighted average number of shares           30,000,000         28,542,000         30,000,000         28,542,000
                                         ================================      ================================

See accompanying notes.


                                                       3

                    ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)
                      Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
                                                   (Unaudited)


                                                  Common Stock
                                      ----------------------------------        Additional
                                           Shares               Par           Paid-In Capital         Deficit
                                      ---------------------------------------------------------------------------
Balance, December 31, 2001                 30,000,000     $       300,000     $ 1,022,634,000     $(1,012,151,000)
Net loss for the six months ended
June 30, 2002                                      --                  --                  --         (24,173,000)
                                      ---------------------------------------------------------------------------
Balance, June 30, 2002                     30,000,000     $       300,000     $ 1,022,634,000     $(1,036,324,000)
                                      ===========================================================================



See accompanying notes.


                                                       4

        ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                      Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                              Six Months Ended June 30,
                                                                2002              2001
                                                           ------------------------------

Net cash provided by (used in) operating activities        $  1,126,000      $(25,382,000)

Investing activities
Purchase of fixed assets                                     (5,448,000)       (6,192,000)
Proceeds from sales of marketable securities                         --         2,737,000
                                                           ------------------------------
Net cash (used in) investing activities                      (5,448,000)       (3,455,000)

Financing activities
Proceeds from borrowing, net of financing costs                      --        63,679,000
Principal payments                                                   --          (831,000)
Principal payments of capital lease obligations                (292,000)       (5,512,000)
                                                           ------------------------------
Net cash provided by (used in) financing activities            (292,000)       57,336,000
                                                           ------------------------------
(Decrease) increase in cash and cash equivalents             (4,614,000)       28,499,000
Cash and cash equivalents at beginning of period             24,966,000        22,773,000
                                                           ------------------------------
Cash and cash equivalents at end of period                 $ 20,352,000      $ 51,272,000
                                                           ==============================

Supplemental disclosure of cash flow information
  Cash paid for interest                                   $  5,463,000      $  6,410,163
                                                           ==============================

Supplemental schedule of non-cash investing activities
  Liabilities incurred to acquire fixed assets             $    293,000      $  6,786,000
                                                           ==============================


See accompanying notes.


                                            5

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 14(d) of CoreComm Limited's annual report on Form 10-K/A for the year ended December 31, 2001.


Note 2.  ATX Communications Recapitalization

In April 2001, ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries), referred to as the Company, and CoreComm Limited completed a reevaluation of their business plans in light of market conditions and made significant modifications to the plans. The Company streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell, to install our products and service our customers.

Also in April 2001, the Company and CoreComm Limited commenced a process to potentially sell selected assets and businesses (now owned by the Company) that are not directly related to their competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. The Company's CLEC assets and businesses include its local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC, and other carriers.

In October 2001, the Company and CoreComm Limited commenced the ATX Communications recapitalization. In the first phase of the ATX Communications recapitalization, which was completed in December 2001, the Company and CoreComm Limited entered into agreements with holders of approximately $600 million of outstanding indebtedness and preferred stock whereby the holders agreed, among other things, to exchange their debt and preferred stock for approximately 87% of the Company's common stock. In addition, the holders of CoreComm Limited's 6% Convertible Subordinate Notes due 2006 received the amount of an October 1, 2001 interest payment of $4.8 million in the aggregate.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

The following summarizes the indebtedness and preferred stock that was exchanged for shares of the Company's common stock in December 2001:


                                                                                                Principal Amount
                                                                                                 or Stated Value
Description                                         Date Issued               Issuer               when Issued
-----------                                         -----------               ------               -----------
                                                                         CoreComm Limited and
10.75% Unsecured Convertible PIK Notes due 2011     April 2001           the Company             $10.0 million
10.75% Senior Unsecured  Convertible PIK                                 CoreComm Limited and
 Notes Due  2010                                    December 2000        the Company             $16.1 million
Senior Unsecured Notes Due September
  29, 2003                                          September 2000       CoreComm Limited        $108.7 million
6% Convertible Subordinated Notes Due
  2006                                              October 1999         CoreComm Limited        $175.0 million(1)
Series A and Series A-1 Preferred
  Stock                                             September 2000       CoreComm Limited        $51.1 million
Series B Preferred Stock                            September 2000       CoreComm Limited        $250.0 million

(1) $164.75 million was outstanding as of December 31, 2001, of which $160 million was exchanged.


The Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. The Company recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in 2001 in connection with the ATX Communications recapitalization. This gain is based on the fair value of $0.9797 per share on December 31, 2001 for the shares issued by the Company in exchange for the notes. The Company incurred additional costs, which consist primarily of employee incentives, legal fees, accounting fees and printing fees, in connection with the ATX Communications recapitalization of $4,270,000 and $5,452,000 during the three and six months ended June 30, 2002.

The   shareholders  and  noteholders  who  exchanged  their  shares  and  notes, respectively, received shares of the Company and no longer have securities of CoreComm Limited.

Following the completion of the first phase of the ATX Communications recapitalization on December 28, 2001 (but prior to the completion of the second phase on July 1, 2002), approximately 87% of the Company's outstanding shares, or 26,056,806 shares, were owned by the former holders of indebtedness and preferred stock of the Company and CoreComm Limited, and approximately 13% of the Company's outstanding shares, or 3,943,248 shares, were held by the CoreComm Limited.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

As a result of the completion of the first phase of the ATX Communications recapitalization, the Company held $160 million principal amount of CoreComm Limited's 6% Convertible Subordinated Notes Due 2006, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes due September 29, 2003, approximately 51,000 shares of CoreComm Limited's Series A preferred stock and 250,000 shares of CoreComm Limited's Series B preferred stock. As of June 30, 2002, the Company's investment in CoreComm Limited notes and preferred stock was $3,863,000.

In the second phase of the ATX Communications recapitalization, the Company offered to all holders of CoreComm Limited common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CoreComm Limited to exchange shares of the Company's common stock for their CoreComm Limited common stock and their notes, respectively. The Company completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to former holders of CoreComm Limited common stock and holders of 6% Convertible Subordinated Notes due 2006 of CoreComm Limited. Following the exchange offer, the Company transferred the shares of CoreComm Limited common stock that it received in the exchange offer to a wholly-owned subsidiary. The Company then merged this subsidiary into CoreComm Limited, with CoreComm Limited surviving the merger as a wholly-owned subsidiary of the Company. CoreComm Limited has surrendered to the Company all of the shares of the Company's common stock that CoreComm Limited held at the completion of the exchange offers, excluding 39,168 shares, which are being held for holders of the 6% Convertible Subordinated Notes who did not participate in the exchange offer. In exchange for CoreComm Limited surrendering such shares of the Company's common stock, CoreComm Limited and the Company have agreed to waivers and amendments to delay CoreComm Limited from having to make any payments with respect to the CoreComm Limited securities held by the Company through April 2003. Also, as part of the exchange agreement between the Company and CoreComm Limited, the due date of CoreComm Limited's Senior Unsecured Notes was extended until September 29, 2023.

In connection with the second phase of the ATX Communications recapitalization, on July 1, 2002 the Company converted all of the 6% Convertible Subordinated Notes Due 2006 of CoreComm Limited and all of the shares of Series A and B preferred stock of CoreComm Limited that it owned into shares of CoreComm Limited common stock. All of these shares of CoreComm Limited were tendered in the exchange offer, and subsequently, all of the shares received by the Company in the exchange offer were cancelled. The Company continues to hold approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred CoreComm Limited's listing on the Nasdaq National Market to the Company. On May 16, 2002, Nasdaq provided CoreComm Limited with notice of a Nasdaq Staff Determination indicating that CoreComm Limited common stock was subject to delisting from the Nasdaq National Market because CoreComm Limited did not comply with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing. On June 28, 2002, a hearing was held before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. The Panel has not yet issued its opinion. Under Nasdaq rules, pending a decision by the Panel, the Company's common stock will continue to trade on the Nasdaq National Market. We cannot assure you that we will be able to maintain the Nasdaq National Market listing for shares of our common stock. If our common stock is delisted from the Nasdaq National Market, it could, among other things, have a negative impact on the trading activity and price of the common stock and could make it more difficult for us to raise equity capital in the future. If our common stock is delisted from the Nasdaq National Market, the shares will likely begin trading on the OTC Bulletin Board.


Note 3.  Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 3.  Recent Accounting Pronouncements (continued)

approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company, other than amortization of goodwill ceased as of January 1, 2002.

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. As a result of the analysis, the Company determined that its identifiable intangible assets such as customer lists and LMDS licenses do not meet the indefinite life criteria of SFAS No. 142. Additionally, the Company determined that, with respect to these assets, no changes in the remaining useful lives of these assets were required.

The Company also performed an evaluation for impairment of its goodwill as of January 1, 2002, and determined that no impairment charge was required. Absent any new indicators of impairment, the Company's next evaluation of impairment will be the annual test on October 1, 2002.

The following table shows the Company's net loss and our basic and diluted loss per share, had SFAS No. 142 been in effect for the six months ended June 30, 2001.

                                         Three Months Ended June 30,              Six Months Ended June 30,
                                           2002                2001                2002               2001
                                      --------------      -------------      --------------      -------------
Net loss-- as reported                $  (12,519,000)     $ (86,625,000)     $  (24,173,000)     $(328,177,000)
Goodwill amortization                             --         22,989,000                  --         54,359,000
Workforce amortization                            --             21,000                  --             52,000
                                      ------------------------------------------------------------------------
Net loss-- as adjusted                $  (12,519,000)     $ (63,615,000)     $  (24,173,000)     $(273,766,000)
                                      ========================================================================

Basic and diluted loss per share:
Net loss per share-- as reported      $        (0.42)     $       (3.04)     $        (0.81)     $      (11.50)
Goodwill amortization                             --               0.81                  --               1.91
Workforce amortization                            --                 --                  --                 --
                                      ------------------------------------------------------------------------
Net loss per share-- as adjusted      $        (0.42)     $       (2.23)     $        (0.81)     $       (9.59)
                                      ========================================================================

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)


Note 4.  Revenues

Revenue consists of:

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                2002              2001             2002             2001
                                            ---------------------------------------------------------------
Local exchange services                     $ 25,783,000     $ 23,712,000     $ 52,055,000     $ 47,422,000
Toll-related telephony services               18,221,000       20,423,000       35,910,000       41,622,000
Internet, data and web-related services       22,931,000       22,927,000       46,375,000       45,361,000
Other (a)                                      8,274,000        6,064,000       15,180,000       11,532,000
                                            ---------------------------------------------------------------
                                            $ 75,209,000     $ 73,126,000     $149,520,000     $145,937,000
                                            ===============================================================

(a) Other includes carrier access billing, reciprocal compensation, information services, wireless and paging.

Note 5.  Asset Impairments

At March 31, 2001 the Company reduced the carrying amount of goodwill related to two of its acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the decision to sell its non-CLEC assets and business announced in April 2001, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions was eliminated before reducing the carrying amounts of other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

Note 6.  Intangible Assets

Intangible assets consist of:

                                                        June 30,    December 31,
                                                          2002          2001
                                                       -------------------------
                                                             (unaudited)
LMDS license costs                                     $4,230,000     $4,230,000
Customer lists, net of accumulated amortization of
  $1,031,000 (2002) and $864,000 (2001)                 1,309,000      1,476,000
                                                       -------------------------
                                                       $5,539,000     $5,706,000
                                                       =========================

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 7.  Fixed Assets

Fixed assets consist of:

                                      June 30,         December 31,
                                        2002               2001
                                   --------------------------------
                                    (unaudited)
Operating equipment                $ 105,064,000      $ 102,529,000
Computer hardware and software        54,108,000         53,313,000
Other equipment                       13,091,000         12,956,000
Construction-in-progress               2,280,000                 --
                                   --------------------------------
                                     174,543,000        168,798,000
Accumulated depreciation            (100,097,000)       (82,076,000)
                                   --------------------------------
                                   $  74,446,000      $  86,722,000
                                   ================================


Note 8.  Accrued Expenses

Accrued expenses consist of:

                                     June 30,     December 31,
                                      2002            2001
                                  ---------------------------
                                  (unaudited)
Payroll and related               $ 4,838,000     $ 7,517,000
Professional fees                   1,244,000         935,000
Taxes, including income taxes      14,502,000      16,534,000
Accrued equipment purchases           176,000         385,000
Toll and interconnect              27,350,000      28,668,000
Reorganization costs                5,929,000       7,273,000
Other                               7,426,000       6,454,000
                                  ---------------------------
                                  $61,465,000     $67,766,000
                                  ===========================

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 9.  Long-Term Debt

Long-term debt consists of:

                                                                    June 30,      December 31,
                                                                      2002            2001
                                                                 -----------------------------
                                                                 (unaudited)
Senior secured credit facility, less unamortized discount of
   $11,016,000 (2002) and $11,687,000 (2001)                     $145,084,000     $144,413,000
Other                                                                      --           33,000
                                                                 -----------------------------
                                                                  145,084,000      144,446,000
Less current portion                                                       --           33,000
                                                                 -----------------------------
                                                                 $145,084,000     $144,413,000
                                                                 =============================

The interest rate on the senior secured credit facility was initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum; or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. In April 2001 the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Interest is payable monthly on the facility. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. At June 30, 2002 and December 31, 2001, the effective interest rate on the amounts outstanding was 6.75% and 6.86%, respectively. Effective April 13, 2002, the interest rate on the facility is 6.75%, which will remain in effect until October 12, 2002.


Note 10.  Related Party Transactions

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CoreComm Limited and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At June 30, 2002, and December 31, 2001 the total amount of the notes outstanding, less the unamortized discount of $347,000, and $367,000, was $16,696,000 and $15,807,000,
respectively.

NTL provided the Company with management, financial, legal and technical services, and continues to provide access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consisted of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. It is not practicable to determine the amounts of these expenses

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 10.  Related Party Transactions (continued)

that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. These methods are currently being reviewed and it is expected that the charges for these services provided by NTL will be reduced following such review. NTL charged the Company $88,000 and $136,000 for the three months ended June 30, 2002 and 2001, respectively, and $172,000 and $240,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in corporate expenses.

Until the third quarter of 2001, the Company provided NTL with access to office space and equipment and the use of supplies for which it charged NTL a percentage of the Company's total rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method was reasonable. The Company charged NTL $40,000 and $107,000 for the three and six months ended June 30, 2001, respectively, which reduced corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced $254,000 and $332,000 for the three months ended June 30, 2002 and 2001, respectively, and $566,000 and $799,000 for the six months ended June 30, 2002 and 2001, respectively, as a result of these charges.

In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by the Company under an ongoing software maintenance and development outsourcing arrangement between the companies. The Company recorded the aggregate $12.8 million as deferred revenue, to be recognized over three years, of which $1,069,000 and $2,137,000 was recognized during the three and six months ended June 30, 2002, respectively.

The Company leases office space from entities controlled by an individual who beneficially owns 34% of the outstanding shares of the Company's common stock. Rent expense for these leases was approximately $450,000 and $400,000 for the three months ended June 30, 2002 and 2001, respectively and approximately $900,000 and $800,000 for the six months ended June 30, 2002 and 2001, respectively.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 11.  Shareholders' Equity

Stock Split

On April 12, 2002, the Company declared a 3-for-1 stock split by way of a stock dividend, which was paid on the declaration date. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the CoreComm Limited Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of CoreComm Limited common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the CoreComm Limited's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to June 30, 2001, $16.2 million of the deferred non-cash compensation was charged to expense, including $3.3 and $6.5 million during the three and six months ended June 30, 2001, respectively.

Stockholder Rights Plan

The Company adopted a stockholder rights plan in December 2001. In connection with the stockholder rights plan, the Board of Directors declared and paid a dividend of one preferred share purchase right for each share of common stock outstanding on December 17, 2001. Each right entitles the holder, under certain potential takeover events, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, referred to as Series A Preferred Stock, at an initial exercise price of $8.82 as determined on July 10, 2002. The exercise price is subject to future adjustment. The rights expire on December 17, 2011 unless an exchange or redemption or a completion of a merger occurs first. There are 1,000,000 shares of Series A Preferred Stock authorized for issuance under the plan. No shares of Series A Preferred Stock are issued or outstanding.

If any Shares of Series A Preferred Stock are issued they will be entitled to a minimum preferential quarterly dividend payment of an amount equal to the greater of $.01 per share or 1,000 times the aggregate per share amount of all dividends declared on the Company's common stock since the immediately preceding dividend payment date. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a liquidation payment of $1 per share plus accrued and unpaid dividends. Each share of Series A Preferred Stock will have 1,000 votes on all matters and will vote as a single class with the holders of the Company's common stock.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)

Note 11.  Shareholders' Equity (continued)

CoreComm Limited Stock Options

As of June 30, 2002, there were approximately 22.2 million options outstanding to purchase shares of CoreComm Limited common stock, with an average weighted exercise price of $4.80. If such options are exercised, the holder will receive common stock of CoreComm Limited, which is currently a wholly-owned subsidiary of the Company.


Note 12.  Other Charges

Other charges of $33,366,000 and $33,485,000 during the three and six months ended June 30, 2001, respectively, relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These costs in 2001 were for approximately 630 employees to be terminated of which none were employed by the Company as of June 30, 2002.

The following table summarizes the reorganization charges utilized during the six months ended June 30, 2002:

                                   Employee
                                   Severance       Lease
                                  And Related       Exit         Agreement
                                    Costs          Costs        Terminations       Total
                                  --------------------------------------------------------
                                                      (in thousands)
Balance, December 31, 2001        $   509         $ 3,106         $ 3,658         $ 7,273
Adjustments                            60               2             (64)             (2)
Utilized                             (420)           (647)           (275)         (1,342)
                                  -------         -------         -------         -------
Balance, June 30, 2002            $   149         $ 2,461         $ 3,319         $ 5,929
                                  =======         =======         =======         =======


Note 13.  Commitments and Contingent Liabilities

As of June 30, 2002, the Company had purchase commitments of approximately $6,844,000 outstanding.

The Company purchases goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. The Company also provides goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of its technical and/or management personnel. Additionally, any liability from

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)


Note 13.  Commitments and Contingent Liabilities (continued)

litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on its business, financial condition and/or operating results. Currently, the Company has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

   o The Company has received correspondence dated July 23, 2002, from Verizon's operating subsidiary in Pennsylvania alleging that Verizon is owed a total of approximately $12.6 million for products and services allegedly purchased in that state and threatening to implement account embargo and service suspension procedures if payment of the alleged amount is not received by August 23, 2002. The July 23 letter also alleges that Verizon has the right to request a security deposit under applicable contracts and tariffs and demands payment of such a deposit in the amount of $5,650,000 by July 30, 2002. The Company has also received correspondence dated July 23, 2002 from Verizon's operating subsidiary in New Jersey alleging the right to demand a security deposit for products and services purchased in that state and demanding payment of a deposit of $2,700,000 by July 30, 2002. On August 1, 2002, the Company sent Verizon formal written notice of its intent to pursue the collection of approximately $5 million in credits associated with disputed charges that the Company has withheld from payment as improperly billed. On or about August 1, 2002, while the Company was investigating the claims set forth in Verizon's letters of July 23, the Company received correspondence from Verizon's operating subsidiaries in New Jersey and Pennsylvania alleging that the Company had failed to pay undisputed amounts on a timely basis and the security deposits as requested, and stating that Verizon intends to terminate its agreements with the Company and discontinue the provision of services and products in those states after August 31, 2002. The Company is reviewing Verizon's claims concerning the amounts allegedly owed in Pennsylvania and intends to pay all undisputed charges on or before the August 23 embargo deadline. The Company is also reviewing Verizon's demands for a security deposit and termination threats, but upon preliminary investigation the Company believes that Verizon does not have the right to make the deposit demands and termination threats set forth in its letters. The Company intends to pursue all remedies available to it and defend itself vigorously. However, it is not presently possible to predict how these matters will be resolved.

      On August 13, 2002, Verizon and several of its other subsidiaries filed a complaint in the United States District Court for the District of Delaware against the Company and several of its indirect wholly owned subsidiaries seeking payment of approximately $37 million allegedly owed to Verizon under various contracts between Verizon and the Company and its subsidiaries and under state and federal law.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)


      Note 13.  Commitments and Contingent Liabilities (continued)

      While the Company has not yet fully assessed Verizon's complaint, the Company believes that it has meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amount claimed by Verizon. For example, we believe the figure specified in the complaint includes significant amounts of disputes for which Verizon owes credits to the Company, as well as payments that were made by the Company in the ordinary course of business. The Company intends to pursue all remedies available to it and defend itself vigorously. However, the Company cannot be certain how or when the matter will be resolved or the outcome of the litigation.

      On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order to prevent Verizon Massachusetts from suspending CoreComm Massachusetts' ability to order new products and services for failure to pay various amounts allegedly owed under the parties' interconnection agreement and Verizon's tariffs in that state. On March 13, 2002, the court denied CoreComm's request for a temporary restraining order and Verizon proceeded to implement the threatened service embargo. On April 1, 2002, Verizon filed its answer to CoreComm's complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the agreement and tariffs. On April 10, 2002, CoreComm Massachusetts filed an answer denying Verizon's claims. On or about May 20, 2002, Verizon served CoreComm Massachusetts with motion for summary judgment in an effort to secure payment without further litigation. On or about June 10, 2002, CoreComm Massachusetts submitted its opposition to Verizon's motion for summary judgment asserting various defenses including that the amount being sought by Verizon includes hundreds of thousands of dollars of charges that are not attributable to the Company. The parties are currently waiting for the court to rule on the pending summary judgment motion. CoreComm Massachusetts believes that it will prevail on its opposition to Verizon's motion for summary judgment, and the company intends to pursue all available claims and defenses. However, it is not presently possible to predict how these matters will be resolved. The Company does not believe that the service embargo affecting its subsidiary in Massachusetts will have a material adverse affect on the Company's business, financial condition and/or results of operations.

   o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)


      Note 13. Commitments and Contingent Liabilities (continued)

      Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

      On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Newco of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Newco in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. On August 28, 2001, CoreComm Newco exercised its right to remove the state court claim to the United States District Court for the Northern District of Ohio, and the parties then stipulated to a consolidation of both of Ameritech's claims in the United States District Court. To consolidate the two claims, on October 9, 2001, Ameritech filed an amended complaint in the United States District Court, seeking a total of approximately $14,400,000.

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal. On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust and misrepresentation claims against all counter-defendants.

      The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14.4 million claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)


   Note 13. Commitments and Contingent Liabilities (continued)

   o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming the Company as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint, plaintiffs filed a reply and the court has established a schedule for additional briefing on the matter to be followed by oral argument in late September 2002. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CoreComm Limited and the Company seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002. Defendant's response to dismiss the May 3, 2002 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint and that matter remains pending. Concurrently, the parties have been directed to submit proposed findings of fact and conclusions of law on the claims against MegsINet by August 23, 2002 with a decision to be rendered by the court by September 4, 2002. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

   o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   (Unaudited)


      Note 13. Commitments and Contingent Liabilities (continued)

   o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claim to alleged damages. On July 8, 2002, plaintiff filed a motion for partial summary judgment on defendants' claim that approximately $4 million of the amount at issue constitutes an unenforceable penalty that must be dismissed by the court as a matter of law, and defendants filed an opposition to that motion on July 29, 2002. Defendants intend to file a cross-motion for summary judgment declaring that the $4 million penalty is void as a matter of law, and will defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

   o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part the Company's petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced, however it is not possible to predict how this matter will be resolved.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Until December 2001, we were a direct, wholly-owned subsidiary of CoreComm Limited. As a result of the recapitalization transactions completed as part of the first phase of the ATX Communications recapitalization in December 2001, CoreComm Limited owned approximately 13% of our outstanding common stock until June 30, 2002. As of the completion of the second phase of the ATX
Communications recapitalization on July 1, 2002, CoreComm Limited has been merged into a wholly-owned subsidiary of the Company. Prior to the ATX Communications recapitalization, CoreComm Limited operated the same businesses that we currently operate.

From 1998 to 2000, we were in the process of building infrastructure to support a national roll-out according to our original business plan. This business plan required significant capital to fund capital expenditures, operating expenses and debt service. As a result, we historically experienced substantial operating and net losses. In early 2001, we still required significant funds to complete our business plan as originally intended. However, adverse changes in the capital markets, particularly in the telecommunications sector, made it extremely difficult to raise new capital, and we could no longer finance our original business plan. As a result, in 2001, we significantly revised our business plan to focus on our most profitable businesses and geographic areas, and reduce our operational costs and need for capital.

In 2001, we streamlined our strategy and operations to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell, to install our products and service our customers. As a result of these changes, we are now focused primarily in the Mid-Atlantic and Mid-West regions of the U.S.

We have implemented cost savings through a variety of means, including facility consolidation, efficiency improvements, vendor negotiations, network optimization, and headcount reduction. We have reduced network costs and capital expenditures by converting many of our local access lines to more profitable Unbundled Network Element - Platform pricing from Total Service Resale pricing, which provides higher margins. In addition, we were able to reduce the number of facilities established without substantially affecting our service area by leasing enhanced extended local loops from the incumbent local exchange carriers. We have also improved our operating efficiency through improved pricing terms and the elimination of duplicative or unneeded network facilities.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

These efficiencies are reflected in the decrease in our expenses of nearly $150 million on an annualized basis, as shown in the table below:

                                                                Three Months Ended
                                                                  (in thousands)
                                                            ---------------------------
                                            % Reduction     June 30,       December 31,
                                            Q4'00-Q2'02       2002             2000
                                            -----------       ----             ----

Operating Expenses                               25%        $ 48,758        $ 65,002
Selling, General and Administrative              47%          20,224          38,414
Corporate Expenses                               57%           1,616           3,759
                                                            ------------------------
    Total                                        34%        $ 70,598        $107,175
                                                            ========================


While reducing expenses in all areas of our business, we implemented new low cost revenue initiatives such as launching business communications service to several markets in the Great Lakes region and residential service in the East using existing facilities.

In addition, the recapitalization transactions completed in 2001 have reduced interest expense and preferred stock dividends from an aggregate annual total of approximately $53.2 million to approximately $13.7 million, $10.5 million of which is in cash, based on interest rates as of June 30, 2002.

By the end of 2001, we had completed the implementation of our revised business plan. Going forward, we will continue to monitor all areas of the business for additional cost saving and revenue generating opportunities.

Although we continue to engage in efforts to increase our profitability, we are also investigating other ways to generate cash for our business. In April 2001, the Company and CoreComm Limited commenced a process to potentially sell selected assets and businesses (now owned by the Company) that are not directly related to their competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. The
Company's CLEC assets and businesses include its local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC, and other carriers.


Three Months Ended June 30, 2002 and 2001

The increase in revenues to $75,209,000 from $73,126,000 is due primarily to customer acquisition, increased pricing, carrier access billing and reciprocal compensation. In the three months ended June 30, 2002, the Company billed and recorded approximately $1,484,000 of revenue that was related to services provided in prior periods.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $48,758,000 from $57,662,000 due to a decrease in costs as a result of optimization of our network, reduced headcount and reduction of our facilities.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

Selling, general and administrative expenses decreased to $20,224,000 from $23,319,000 due to a decrease in costs as a result of reduced headcount, reduction of our facilities and a revision in our marketing strategies. During the three months ended June 30, 2002 we revised our estimate of potential sales and use tax based on a reassessment in an order by the Commonwealth of Pennsylvania, which had the effect of reducing selling, general and administrative expenses by approximately $800,000.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $1,616,000 from $812,000 due to the costs of additional corporate activities and increased compensation expense.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 1, 2001 to June 30, 2001, $3.2 million of the deferred non-cash compensation was charged to expense. The remaining portion of deferred non-cash compensation was charged to expense between July 1, 2001 and December 31, 2001.

We incurred  additional costs,  which consist primarily of employee  incentives,
legal  fees,   accounting  fees  and  printing  fees,  in  connection  with  our recapitalization of $4,270,000 during the three months ended June 30, 2002.

Other charges of $33,366,000 during the three months ended June 30, 2001, relate to our announcements in May and July 2001 that we were taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 630 employees as well as lease exit costs. An aggregate of $21,748,000 of these costs were for equipment and other assets that did not require any future cash outlays.

Depreciation expense decreased to $9,140,000 from $11,567,000 primarily as a result of the reduction in the carrying value of our fixed assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Amortization expense decreased to $83,000 from $23,097,000 due to the reduction in the carrying value of our intangible assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121 as well as our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill and workforce during the three months ended June 30, 2001 was $23,010,000. Our net loss and our basic and diluted net loss per common share would have been $63,615,000 and $2.23, respectively, had SFAS No. 142 been in effect for the first quarter of 2001.

Interest income and other, net, decreased to $100,000 from $656,000 primarily due to the reduction of interest income resulting from lower cash balances in 2002.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

Interest expense decreased to $3,737,000 from $7,383,000 due primarily to a reduction in the effective interest rate on our senior secured credit facility. The effective interest rate on our senior secured credit facility at June 30, 2002 and June 30, 2001 was 6.75% and 9.29%, respectively.

The income tax benefit of $33,000 during 2001 is from state and local income tax refunds.


Six Months Ended June 30, 2002 and 2001

The increase in revenues to $149,520,000 from $145,937,000 is due primarily to customer acquisition, increased pricing, carrier access billing and reciprocal compensation. In the six months ended June 30, 2002, the Company billed and recorded approximately $1,958,000 of revenue that was related to services provided in prior periods.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $96,796,000 from $121,182,000 due to a decrease in costs as a result of optimization of our network, reduced headcount and reduction of our facilities.

Selling, general and administrative expenses decreased to $42,537,000 from $54,114,000 due to a decrease in costs as a result of reduced headcount, reduction of our facilities and a revision in our marketing strategies. During the six months ended June 30, 2002 we reduced our estimate of potential sales and use tax based on a reassessment in an order by the Commonwealth of Pennsylvania, which had the effect reducing selling, general and administrative expenses by approximately $800,000.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $3,314,000 from $2,910,000 due the costs of additional corporate activities and increased compensation expense.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From January 1, 2001 to June 30, 2001, $6.5 million of the deferred non-cash compensation was charged to expense. The remaining portion of deferred non-cash compensation was charged to expense between July 1 and December 31, 2001.

We incurred  additional costs,  which consist primarily of employee  incentives,
legal  fees,   accounting  fees  and  printing  fees,  in  connection  with  our recapitalization of $5,452,000 during 2002.

Other charges of $33,485,000 during the six months ended June 30, 2001, relate to our announcements in May and July 2001 that we were taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 630 employees as well as

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

lease exit costs. An aggregate of $21,748,000 of these costs were for equipment and other assets that did not require any future cash outlays.

Depreciation expense decreased to $18,021,000 from $23,579,000 primarily as a result of the reduction in the carrying value of our fixed assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Amortization expense decreased to $167,000 from $54,606,000 due to the reduction in the carrying value of our intangible assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121 as well as our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill and workforce during the six months ended June 30, 2001 was $54,411,000. Our net loss and our basic and diluted net loss per common share would have been $273,766,000 and $9.59, respectively, had SFAS No. 142 been in effect for the first quarter of 2001.

Interest income and other, net, decreased to $234,000 from $1,320,000 primarily due to the reduction of interest income resulting from lower cash balances in 2002.

Interest expense decreased to $7,640,000 from $11,524,000 due primarily to a reduction in the effective interest rate on our senior secured credit facility. The effective interest rate on our senior secured credit facility at June 30, 2002 and 2001 was 6.75% and 9.29%, respectively.

The income tax benefit of $33,000 during 2001 is from state and local income tax refunds.


Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for us on January 1, 2002. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on our results of operations, financial condition or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for us on January 1, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under some conditions, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on our results of operations, financial conditions or cash flows.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

Liquidity and Capital Resources

Based on our current business plan, we anticipate that we will have sufficient cash and cash equivalents on hand to fund our operations, capital expenditures and debt service in 2002. By the end of the 2002, we anticipate that we will be generating enough cash from our operations, which is net of cash interest expense, to fund our anticipated capital expenditures. However, we anticipate that we and our subsidiaries will not generate sufficient cash from operations to repay at maturity the entire principal amount of our outstanding indebtedness. We intend to repay these amounts through refinancings of this debt, or through other sources of financing. However, our ability to raise additional capital in the future will be dependent on a number of factors, such as our results of operations, the amount of our indebtedness, and also general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forego attractive business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition. In addition, as described in detail in Note 13 above, the Company and its various subsidiaries are also involved in litigation which, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and results of operations, including our ability to fund our operations.

As of June 30, 2002, we had long-term debt, which consists of a $156.1 million senior secured credit facility, approximately $17 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011, and approximately $9.6 million of capital leases. Debt service on the senior secured credit facility includes approximately $10.5 million in interest expense in each of 2002 and 2003 and $10.2 million in 2004, on an annualized basis, based on the interest rates as of June 30, 2002, as well as quarterly amortization and principal reductions which total $0 in 2002, $1,950,000 in 2003, and $9,750,000 in 2004. We have made interest payments of approximately $5.4 million for our senior secured credit facility during the six months ended June 30, 2002. The 10.75% Unsecured Convertible PIK Notes due 2011 have no cash interest payments, and are not due until 2011. Our capital leases have $9.4 million due during the remainder of 2002, and $0.2 million due for the remainder of their terms. However, approximately $8.1 million of these capital leases are obligations of our subsidiary, MegsINet, Inc. and are not obligations of the Company. MegsINet, Inc. is currently in settlement discussions with some of the holders of these leases. In addition, as of June 30, 2002, CoreComm Limited had $4.75 million of 6% Convertible Subordinated Notes outstanding. As of June 30, 2002, our current liabilities exceed our current assets by approximately $93 million.

We still have significant expected capital expenditures even after the implementation of our modified business plan. Under our revised business plan, capital expenditures have been significantly reduced from prior levels. Total actual capital expenditures for the six months ended June 30, 2002, described as cash used to purchase fixed assets in our cash flow statement, were approximately $5.4 million. According to our current plans, capital expenditures are expected to be approximately $4.4 million for the remainder of 2002 and $9.5 million and $14.2 million in 2003 and 2004, respectively. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.

For the first six months of 2002, net cash provided by operations was approximately $1.1 million. Continued execution of our business plan, including revenue growth in more profitable areas and continued expense reduction, are expected to continue to improve our financial results. An inability to generate cash from operations and/or raise additional financing may effect our ability to meet our cash requirements, which may have an adverse affect on us, and potentially our viability as an ongoing business.

In addition, we are a holding company with no significant assets other than cash and securities and investments in, and advances to, our subsidiaries. We are, therefore, likely to be dependent upon receipt of funds from our subsidiaries to meet our own obligations. However, our subsidiaries' debt agreements prevent the payment of dividends, loans or other distributions to us, except in limited circumstances. However, the limited permitted circumstances of distributions from our subsidiaries may be sufficient for our operations, because nearly all of the uses of funds described above are cash requirements of our subsidiaries.

Depending upon the success of the execution of our business plan, additional capital raising may not be necessary in the foreseeable future. However, we cannot assure you that:


      (a) actual costs will not exceed the amounts estimated in our business plan or that additional funding will not be required;

      (b) we will  prevail in our  material  litigation  matters as described in
      Note 13 to the financial statements

      (c)we and our subsidiaries  will be able to generate  sufficient cash from
      operations   to  meet  capital   requirements,   debt  service  and  other
      obligations when required;

      (d) we will be able to refinance our indebtedness as it comes due;

      (e)we will be able to sell assets or businesses (75% or more of the net proceeds from a sale may be required to be used to repay indebtedness); or

      (f) we will not be adversely affected by interest rate fluctuations.

      (g) we will be able to access the cash flow of our subsidiaries;

We anticipate that we and our subsidiaries will not generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. Accordingly, we may be required to consider a number of measures, including: (1) refinancing all or a portion of this indebtedness,
(2) seeking modifications to the terms of this indebtedness, (3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, or (5) a combination of the foregoing. We are currently in

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness.

The following table shows our aggregate cash interest expense and principal payments on our existing long term debt, anticipated estimated capital expenditures, payments on capital leases and other debt, as well as the sources of funds that we expect to use to meet these cash requirements through 2004.

                                         Six Months
                                            Ended
                                         December 31,
                                             2002         2003      2004            Source of Funds
                                          ------------------------------------------------------------------
                                                   (in millions)
   Cash Interest Expense on
     existing Long-term debt(1)             $   5.4     $   10.5  $   10.2   Cash and cash equivalents on
                                                                             hand and cash from operations
   Estimated Capital
     Expenditures(2)                            4.4          9.5      14.2   Cash and cash equivalents on
                                                                             hand and cash from operations
   Principal Payments on existing
     Long-term debt(3)                         4.4          1.95      9.75   For 2002 and 2003, cash and
                                                                             cash equivalents on hand and
                                                                             cash from operations;
                                                                             for 2004, cash and cash
                                                                             equivalents on hand, cash from
                                                                             operations, and, if required,
                                                                             refinancing sources or other
                                                                             sources of financing(4).
   Payments on Capital Leases                   9.4          0.25       --   Approximately $8.1 million of
                                                                             these capital leases are
                                                                             obligations of our subsidiary,
                                                                             MegsINet, Inc. and are not
                                                                             obligations of the Company.
                                                                             MegsINet, Inc. is currently in
                                                                             settlement discussions with the
                                                                             holders of these leases(5);
                                                                             for the remaining amounts, cash
                                                                             and cash equivalents on hand
                                                                             and cash from operations
                                            -------     --------  --------
                                            $  23.6     $  22.20  $  34.15
                                            =======     ========  ========

(1) The only long term debt of ours that requires cash interest expense is our $156.1 million senior secured credit facility and $4.4 million 6% Convertible Subordinated Notes of CoreComm Limited. The interest expense on our senior secured credit facility is based on our current interest rate of 6.75%, which is in effect through October 12, 2002, and assumes principal reductions as required in the facility.

(2) Future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years.

(3) Principal payments indicated are amortization and principal reductions under our senior secured credit facility. Also includes the outstanding $4.4 million 6% Convertible Subordinated Notes due 2006 of CoreComm Limited; CoreComm Limited is in default on such notes.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

(4) Refinancing sources may include, for example, a new bank facility used to repay these amounts; other sources of financing may include capital raised through new debt or equity financing or asset sales. There can be no assurance that we will be able to refinance our indebtedness or raise the required funds.

(5) Approximately $8 million of the capital lease and other debt obligations of MegsINet, Inc. are the subject of current litigation, as described in the section of Part II, Item I of this Quarterly Report on Form 10-Q entitled " Legal Proceedings."

Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable as of the date of this of this quarterly report, we can give no assurance that our plans, intentions and expectations will be achieved in a timely manner if at all.

Our outstanding indebtedness is described in further detail in the subsequent paragraphs.

In April 2001, CoreComm Limited entered into a $156.1 million Amended and Restated Credit Agreement with The Chase Manhattan Bank that amends and restates the term loan facility and revolving credit facility that closed in September 2000. As of June 30, 2002, there is $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. Total annual principal payments are as follows: $1,950,000 (2003); $9,750,000 (2004); $25,350,000 (2005);
$50,700,000 (2006); $39,000,000 (2007) and $29,350,000 (2008). In the event that any of the remaining approximately $4.358 million in principal amount of 6% Convertible Subordinated Notes not owned by us have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Beginning October 12, 2001 and ending April 12, 2002, the interest rate was 6.86%. Beginning April 13, 2002 and ending October 12, 2002, the interest rate is 6.75%. Interest is payable monthly on the facility. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

In April 2001, we and CoreComm Limited issued, as joint and several obligors, to NTL Incorporated a convertible note in the aggregate principal amount of $15 million. This note will mature in April 2011. Interest on the note is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in principal amount equal to the interest payment that is then due. Additional unsecured convertible PIK notes, dated October 15, 2001, and April 15, 2002 were issued in the principal amount of approximately $0.8 million, and approximately $0.9 million, respectively, as interest payments. The additional notes issued for interest will have an initial conversion price equal to the greater of $1.00 and 120% of the weighted average closing price of CoreComm Limited common stock for a specified period. The April 2001 note, the October 2001 note and the April 2002 note are each convertible into CoreComm Limited common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Pursuant to letter agreements between us, NTL and CoreComm Limited, at the completion of the exchange offers on July 1, 2002, the convertibility feature of these notes was altered so that rather than the notes being convertible into shares of CoreComm Limited common stock, they are convertible into shares of our common stock. At that time, the conversion prices of these notes was equitably adjusted by applying the exchange ratio in the exchange offer for CoreComm Limited common stock, which results in a new conversion price of $38.90 per share of our common stock for each of these notes. These notes are redeemable, in whole or in part, at our option, at any time after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

In October 1999, CoreComm Limited issued $175 million principal amount of 6% Convertible Subordinated Notes, and received net proceeds of $168.5 million. In April 2001, $10,250,000 aggregate principal amount of these notes was converted into approximately 374,000 shares of CoreComm Limited's common stock. As part of the ATX Communications recapitalization, on December 17, 2001, $160 million principal amount of the 6% Convertible Subordinated Notes were exchanged for 1,456,806 common shares of our common stock and the payment of the October 2001 interest payment of approximately $4.8 million. The exchange offer that was launched February 2002 for the 6% Convertible Subordinated Notes was an offer to exchange the remaining $4.75 million principal amount of the 6% Convertible Subordinated Notes not owned by us for an aggregate amount of approximately 43,248 shares of our common stock and $142,500 in cash. On July 1, 2002, $392,000 principal amount of the 6% Convertible Subordinated Notes were exchanged for 3,569 shares of our common stock and a cash payment of approximately $12,000 representing the past-due interest payment that was due on the notes on April 1, 2002. The April 1, 2002 interest payment on the outstanding 6% Convertible Subordinated Notes has not been paid and CoreComm Limited is in default under the thesenotes.

On August 13, 2002, the Company issued a demand to Worldcom, Inc. for payment of approximately $8.1 million, representing approximately $5.4 million in deposits for services and approximately $2.7 million in carrier access billing charges owed. On July 11, 2002, Worldcom filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We do not believe Worldcom's bankruptcy filing will materially impact our ability to conduct our business operations.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

ATX Communications Recapitalization

On December 28, 2001, we completed the exchange of shares of our common stock for substantial amounts of the outstanding indebtedness of CoreComm Limited, substantial amounts of our outstanding indebtedness as co-obligors with CoreComm Limited and all of the outstanding preferred stock of CoreComm Limited. This exchange was completed under an exchange agreement with CoreComm Limited and

        (1)holders of 10.75% Unsecured Convertible PIK Notes due 2011 and 10.75% Senior Unsecured Convertible PIK Notes due 2010, which were a joint obligation of CoreComm Holdco and CoreComm Limited, in the initial principal amounts of $10,000,000 and $16,100,000, respectively,

        (2)the holders of Senior Unsecured Notes due September 29, 2003 of CoreComm Limited in the principal amount of $105.7 million, and

        (3)the holders of all of the preferred stock of CoreComm Limited, with respect to the initial liquidation preference of $301 million.

On February 8, 2002, we launched registered public exchange offers whereby we offered to exchange our shares of common stock to all holders of CoreComm Limited common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CoreComm Limited for their CoreComm Limited common stock and their notes, respectively. An additional $392,000 principal amount of 6% Convertible Subordinated Notes were exchanged. We completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to the former holders of CoreComm Limited common stock and holders of 6% Convertible Subordinated Notes due 2006 of CoreComm Limited. Following the exchange offer, the Company transferred the shares of CoreComm Limited common stock that we received in the exchange offer to a wholly-owned subsidiary. We then merged this subsidiary into CoreComm Limited, with CoreComm Limited surviving the merger as a wholly-owned subsidiary of us.

Contractual Obligations and Commercial Commitments

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth views of the Securities and Exchange Commission regarding disclosure that should be
considered  by   registrants.   Our   contractual   obligations  and  commercial
commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

The following table includes aggregate information about our contractual obligations as of June 30, 2002 and the periods in which payments are due:

                                                                     Payments Due by Period
                                          ------------------------------------------------------------------------
Contractual                                               Less than 1        1-3            4-5           After 5
Obligations                                Total             Year           Years          Years           Years
-----------                               ------------------------------------------------------------------------
                                                                       (in thousands)
Long-Term Debt (1)                        $177,501        $  4,358        $ 19,500        $ 87,750        $ 65,893
Capital Lease Obligations                    9,642           9,398             244              --              --
Operating Leases                            29,013           7,343          10,232           8,017           3,421
Unconditional Purchase Obligations            None              --              --              --              --
Other Long-Term Obligations                   None              --              --              --              --
                                          ------------------------------------------------------------------------
Total Contractual Cash Obligations        $216,156        $ 21,099        $ 29,976        $ 95,767        $ 69,314
                                          ========================================================================

__________

(1) Long-term debt includes the senior secured credit facility of $156,100,000, 10.75% Unsecured Convertible PIK Notes due April 2011 of $17,043,000, which, including accrued PIK interest and CoreComm Limited's 6% Convertible Subordinated Notes due 2006 of $4,358,000.

The following table includes aggregate information about our commercial commitments as of June 30, 2002 and the periods in which payments are due. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                                                               Amount of Commitment
                                                              Expiration Per Period
                                        ----------------------------------------------------------------
                                          Total
Other Commercial                         Amounts    Less  than 1      1 - 3         4 - 5        Over 5
Commitments                             Committed       Year          Years         Years         Years
                                        ----------------------------------------------------------------
                                                                 (in thousands)
Guarantees                              $ None          $   --          $ --          $ --          $  --
Lines of Credit                           None              --            --            --             --
Standby Letters of Credit                 None              --            --            --             --
Standby Repurchase Obligations            None              --            --            --             --
Other Commercial Commitments             6,844           6,844            --            --             --
                                        ------------------------------------------------------------------
Total Commercial Commitments            $6,844          $6,844          $ --          $ --          $  --
                                        ==================================================================

Consolidated Statement of Cash Flows

For the six months ended June 30, 2002, cash provided by operating activities was $1,126,000 in comparison to cash used in operating activities of $25,382,000 for the six months ended June 30, 2001. The change in cash flow is primarily due to the implementation of our revised business plan.

For the six months ended June 30, 2002, cash used to purchase fixed assets decreased to $5,448,000 from $6,192,000 in the six months ended June 30, 2001, which reflects decreased purchases of operating equipment.

Proceeds from borrowings, net of financing costs, of $63,679,000 was from the borrowings under the senior secured credit facility in January 2001 and April 2001.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein, specifically excluding references to the exchange offers, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. All references in this Safe Harbor legend to the Company shall be deemed to include ATX Communications and its subsidiaries and affiliates. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: the Company's ability to obtain trade credit shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; adverse developments in commercial disputes or legal proceedings, including the pending any future litigation with Verizon; the Company's ability to fund and execute its business plan; the Company's ability to attract, retain and compensate key executives and employees; the Company's ability to attract and retain customers; the potential delisting of the Company's common stock from the Nasdaq National Market; general economic and business conditions; industry trends; technological developments; the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; interest rate fluctuations; and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

The fair-market value of long-term fixed interest rate debt is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The carrying amount of the variable rate senior secured credit facility approximates the fair value. The fair value of our other notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

                            Interest Rate Sensitivity
                               As of June 30, 2002

                      Principal Amount by Expected Maturity
                              Average Interest Rate

                             July 1,
                             2002 to      For the Years Ending December 31,
                           December 31, ------------------------------------                          Fair Value
                              2002      2003      2004       2005       2006    Thereafter    Total     6/30/02
                           ---------------------------------------------------------------------------------------
                                                             (in thousands)
Long-term debt,
  including current
  portion:
Fixed rate                    $4,358       $--       $--       $--        $--    $47,525(a)  $51,883     $21,401

Average interest rate          6.00%                                              10.75%
Variable rate                  $ --     $1,950    $9,750   $25,350    $50,700    $68,350    $156,100    $156,100

Average interest rate                 Libor +    Libor +     Libor +    Libor  +   Libor +
                                      4.5% or    4.5% or     4.5% or    4.5% or    4.5% or
                                      base rate  base rate   base rate  base rate  base rate
                                      + 3.5%     + 3.5%      + 3.5%     + 3.5%     + 3.5%

(a) Represents the value at maturity of 10.75% Unsecured Convertible PIK Notes due April 2011.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and/or its various subsidiaries is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. The Company and/or its various subsidiaries are also involved in the following litigation which, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

   o The Company has received correspondence dated July 23, 2002, from Verizon's operating subsidiary in Pennsylvania alleging that Verizon is owed a total of approximately $12.6 million for products and services allegedly purchased in that state and threatening to implement account embargo and service suspension procedures if payment of the alleged amount is not received by August 23, 2002. The July 23 letter also alleges that Verizon has the right to request a security deposit under applicable contracts and tariffs and demands payment of such a deposit in the amount of $5,650,000 by July 30, 2002. The Company has also received correspondence dated July 23, 2002 from Verizon's operating subsidiary in New Jersey alleging the right to demand a security deposit for products and services purchased in that state and demanding payment of a deposit of $2,700,000 by July 30, 2002. On August 1, 2002, the Company sent Verizon formal written notice of its intent to pursue the collection of approximately $5 million in credits associated with disputed charges that the Company has withheld from payment as improperly billed. On or about August 1, 2002, while the Company was investigating the claims set forth in Verizon's letters of July 23, the Company received correspondence from Verizon's operating subsidiaries in New Jersey and Pennsylvania alleging that the Company had failed to pay undisputed amounts on a timely basis and the security deposits as requested, and stating that Verizon intends to terminate its agreements with the Company and discontinue the provision of services and products in those states after August 31, 2002. The Company is reviewing Verizon's claims concerning the amounts allegedly owed in Pennsylvania and intends to pay all undisputed charges on or before the August 23 embargo deadline. The Company is also reviewing Verizon's demands for a security deposit and termination threats, but upon preliminary investigation the Company believes that Verizon does not have the right to make the deposit demands and termination threats set forth in its letters. The Company intends to pursue all remedies available to it and defend itself vigorously. However, it is not presently possible to predict how these matters will be resolved.

      On August 13, 2002, Verizon and several of its other subsidiaries filed a complaint in the United States District Court for the District of Delaware against the Company and several of its indirect wholly owned subsidiaries seeking payment of approximately $37 million allegedly owed to Verizon under various contracts between Verizon and the Company and its subsidiaries and under state and federal law. While the Company has not yet fully assessed Verizon's complaint, the Company believes that it has meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amount claimed by Verizon. For example, we believe the figure specified in the complaint

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

      includes significant amounts of disputes for which Verizon owes credits to the Company, as well as payments that were made by the Company in the ordinary course of business. The Company intends to pursue all remedies available to it and defend itself vigorously. However, the Company cannot be certain how or when the matter will be resolved or the outcome of the litigation.

      On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order to prevent Verizon Massachusetts from suspending CoreComm Massachusetts' ability to order new products and services for failure to pay various amounts allegedly owed under the parties' interconnection agreement and Verizon's tariffs in that state. On March 13, 2002, the court denied CoreComm's request for a temporary restraining order and Verizon proceeded to implement the threatened service embargo. On April 1, 2002, Verizon filed its answer to CoreComm's complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the agreement and tariffs. On April 10, 2002, CoreComm Massachusetts filed an answer denying Verizon's claims. On or about May 20, 2002, Verizon served CoreComm Massachusetts with motion for summary judgment in an effort to secure payment without further litigation. On or about June 10, 2002, CoreComm Massachusetts submitted its opposition to Verizon's motion for summary judgment asserting various defenses including that the amount being sought by Verizon includes hundreds of thousands of dollars of charges that are not attributable to the Company. The parties are currently waiting for the court to rule on the pending summary judgment motion. CoreComm Massachusetts believes that it will prevail on its opposition to Verizon's motion for summary judgment, and the company intends to pursue all available claims and defenses. However, it is not presently possible to predict how these matters will be resolved. The Company does not believe that the service embargo affecting its subsidiary in Massachusetts will have a material adverse affect on the Company's business, financial condition and/or results of operations.


   o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

      On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Newco of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Newco in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. On August 28, 2001, CoreComm Newco exercised its right to remove the state court claim to the United States District

      Court for the Northern District of Ohio, and the parties then stipulated to a consolidation of both of Ameritech's claims in the United States District Court. To consolidate the two claims, on October 9, 2001, Ameritech filed an amended complaint in the United States District Court, seeking a total of approximately $14,400,000.

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust and misrepresentation claims against all counter-defendants.

      The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

   o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming the Company as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint, plaintiffs filed a reply and the court has established a schedule for

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

      additional briefing on the matter to be followed by oral argument in late September 2002. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CoreComm Limited and the Company seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002. Defendant's response to dismiss the May 3, 2002 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint and that matter remains pending. Concurrently, the parties have been directed to submit proposed findings of fact and conclusions of law on the claims against MegsINet by August 23, 2002 with a decision to be rendered by the court by September 4, 2002. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

   o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

   o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $5.1 million, primarily in respect of alleged early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claim to alleged damages, On July 8, 2002, plaintiff filed a motion for partial summary judgment on defendants' claim that approximately $4 million of the amount at issue constitutes an unenforceable penalty that must be dismissed by the court as a matter of law, and Defendants filed an opposition to that motion on July 29, 2002. Defendants intend to file a cross-motion for summary judgment declaring that the

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

      $4 million penalty is void as a matter of law, and will defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

   o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part the Company's petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced or eliminated, however it is not possible to predict how this matter will be resolved.

   o On August 13, 2002, the Company issued a demand to Worldcom, Inc. for payment of approximately $8.1 million, representing approximately $5.4 million in deposits for services and approximately $2.7 million in carrier access billing charges owed. On July 11, 2002, Worldcom filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We do not believe Worldcom's bankruptcy filing will materially impact our ability to conduct our business operations.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At a special stockholder meeting held on July 11, 2002, the stockholders of the Company unanimously approved a change of the name of the Registrant from "CoreComm Holdco, Inc." to "ATX Communications, Inc." The name change was made effective on July 15, 2002.


ITEM 5.   OTHER INFORMATION

   (a)In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred CoreComm Limited's listing on The Nasdaq National Market to the Company. On May 16, 2002, Nasdaq provided CoreComm Limited with notice of a Nasdaq Staff Determination indicating that CoreComm Limited common stock was subject to delisting from the Nasdaq National Market because CoreComm Limited did not comply with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing. On June 28, 2002, a hearing was held before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. The Panel has not yet issued its opinion. Under Nasdaq rules, pending a decision by the Panel, the Company's common stock will continue to trade on the Nasdaq National Market. We cannot assure you that we will be able to maintain the Nasdaq National Market listing for shares of our common stock. If our common stock is delisted from the Nasdaq National Market, it could, among other things, have a negative impact on the trading activity and price of the common stock and could make it more difficult for us to raise equity capital in the future. If our common stock is delisted from the Nasdaq National Market, the shares will likely begin trading on the Over-the-Counter Bulletin Board

   (b)On July 31, 2002, we entered into definitive employment agreements with Thomas J. Gravina, our President and Chief Executive Officer and Michael
      A. Peterson, our Executive Vice-President, Chief Financial Officer and Chief Operating Officer reflecting the terms previously disclosed.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.1 Restated Certificate of Incorporation of CoreComm Holdco, Inc. (incorporated by reference to Exhibit 3.1 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no, 333-82402)

            3.2 Certificate of Amendment to the Certificate of Incorporation of CoreComm Holdco, Inc.* (incorporated by reference to Exhibit 3.2 CoreComm Holdco, Inc.'s registration statement on Form S-1, file no, 333-82402)

            3.3 Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation of CoreComm Holdco, Inc. (incorporated by reference to Exhibit 3.3 CoreComm Holdco, Inc.'s registration statement on Form S-1, file no, 333-82402)

            3.4 Certificate of Amendment to the Certificate of Incorporation of CoreComm Holdco, Inc. as filed with the State of Delaware on July 17, 2002

            3.5 Amended By-laws of ATX Communications, Inc. (incorporated by reference to Exhibit 3.4 CoreComm Holdco, Inc.'s registration statement on Form S-1, file no, 333-82402)

            4.1 Prospectus on Form S-1 as filed on June 27, 2002 (incorporated by reference to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no, 333-82402)

            10.1 Employment Agreement between ATX Communications, Inc. and Thomas J. Gravina dated July 31, 2002 and effective as of January 1, 2002.

            10.2 Employment Agreement between ATX Communications, Inc. and Michael A. Peterson dated July 31, 2002 and effective as of January 1, 2002.

            99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002

__________

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

      (b)   Reports on Form 8-K.

            During the quarter ended June 30, 2002, the CoreComm Limited filed the following reports on Form 8-K:

            (i) Report dated April 1, 2002, reporting under Item 5, Other Events, that CoreComm Limited issued a press release announcing its earnings for the quarter and year ended December 31, 2001.
            (ii) Report dated April 15, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that it has extended its relationship with Public Financial Management ("PFM") for the third consecutive term as the company's telecommunications provider of choice.
            (iii) Report  dated  April  17,  2002,   reporting   under  Item  9,
                  Regulation FD Disclosure, that CoreComm issued a press release announcing that ATX Communications had filed an amendment to its Form S-4 Registration Statement, which includes an amended exchange offer prospectus, with the SEC.
            (iv) Report dated April 18, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that it has recently established relationships with several notable businesses throughout the Mid-Atlantic and Midwest regions.
            (v) Report dated May 1, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that CoreComm has signed a five-year agreement to provide dedicated Internet access to Vault9, a Managed Service Provider in the Greater Toledo, Ohio market.
            (vi) Report dated May 10, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 12:00 Midnight New York City time, on May 21, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (vii) Report dated May 15, 2002,  reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing their operating results for the quarter ended March 31, 2002.
            (viii)Report dated May 21, 2002,  reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5:00 P.M. New York City time, on May 28, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

            (ix) Report dated May 22, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that it had received notice of a Nasdaq Staff Determination on May 16, 2002, indicating that the common stock of the Company is subject to delisting from the Nasdaq National Market because the Company did not comply with the minimum market value of publicly held shares requirements for continued listing. The Company is filing a request for a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. Under Nasdaq rules pending a decision by the Panel, the common stock of the Company will continue to trade on the Nasdaq National Market.
            (x) Report dated May 28, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5:00 P.M. New York City time, on June 3, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (xi) Report dated June 3, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until midnight, New York City time, on June 12, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (xii) Report dated June 12, 2002, reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5 pm, New York City time, on June 21, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (xiii)Report   dated  June  24,  2002,   reporting   under  Item  9,
                  Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5 pm, New York City time on June 26, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (xiv) Report dated June 26, 2002, reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until Noon, New York City time, on July 1, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.

  No financial statements were filed with these reports.

   ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ATX COMMUNICATIONS, INC.



Date:    August 14, 2002                   By: /s/ Michael A. Peterson
                                               -------------------------
                                               Michael A. Peterson
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer



Date:    August 14, 2002                   By: /s/ Gregg N. Gorelick
                                               --------------------------
                                               Gregg N. Gorelick
                                               Senior Vice President-Controller
                                               and Treasurer
                                               (Principal Accounting Officer)