Form 10-Q
period 2002-09-30
ATX COMMUNICATIONS INC
filed 2002-11-14
CIK 1165532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                       000-49899
                    ------------------------------------------------------------


                            ATX COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-4078506
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


50 Monument Road, Bala Cynwyd, Pennsylvania                 19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (610) 668-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     CoreComm Holdco, Inc., 110 East 59th Street, New York, New York, 10022
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X         No
                               ---          ---

The number of shares outstanding of the issuer's common stock as of September 30, 2002 was 30,000,054.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)




                                                  Index

PART I.  FINANCIAL INFORMATION                                                                         Page
------------------------------                                                                         ----

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
            September 30, 2002 (Unaudited) and December 31, 2001 ....................................    2
         Condensed Consolidated Statements of Operations -
            Three and nine months ended September 30, 2002 and 2001 (Unaudited) .....................    3
         Condensed Consolidated Statement of Shareholders' Equity (Deficiency) -
            Nine months ended September 30, 2002 (Unaudited) ........................................    4
         Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2002 and 2001 (Unaudited) ...............................    5
         Notes to Unaudited Condensed Consolidated Financial Statements .............................    6

Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition .....................................................   25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................................   40

Item 4.  Controls and Procedures.....................................................................   41

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings..............................................................................42

Item 4.  Submission of Matters to A Vote of Security Holders............................................47

Item 5.  Other Information..............................................................................47

Item 6.  Exhibits and Reports on Form 8-K ..............................................................48

SIGNATURES .............................................................................................50
----------

CERTIFICATIONS..........................................................................................51
--------------

                                       ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        Condensed Consolidated Balance Sheets

                                                                       September 30, 2002         December 31, 2001
                                                                       --------------------------------------------
                                                                           (Unaudited)                (See Note)
Assets
Current assets:
  Cash and cash equivalents                                              $    16,982,000           $    24,966,000

  Accounts receivable-trade, less allowance for doubtful
     accounts of $8,507,000 (2002) and $9,759,000 (2001)                      38,465,000                32,261,000
  Due from CCL Historical, Inc.                                                       --                   646,000
  Other                                                                        5,283,000                 3,683,000
                                                                         -----------------------------------------
Total current assets                                                          60,730,000                61,556,000

Fixed assets, net                                                             69,168,000                86,722,000
Investment in CCL Historical, Inc.                                                    --                 3,863,000
Goodwill                                                                     157,207,000               147,380,000
Intangible assets, net                                                         5,455,000                 5,706,000
Other, net of accumulated amortization of $1,674,000 (2002) and
  $1,045,000 (2001)                                                           12,532,000                11,393,000
                                                                         -----------------------------------------
                                                                         $   305,092,000           $   316,620,000
                                                                         =========================================

Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                       $    55,087,000           $    37,348,000

  Accrued expenses                                                            66,649,000                67,766,000
  Due to NTL Incorporated                                                      1,761,000                   917,000
  Current portion of long-term debt                                              922,000                    33,000
  Current portion of capital lease obligations                                 9,362,000                 9,634,000
  Deferred revenue                                                            23,215,000                29,652,000
                                                                         -----------------------------------------
Total current liabilities                                                    156,996,000               145,350,000

Long-term debt                                                               145,439,000               144,413,000
Notes payable to NTL Incorporated                                             17,154,000                15,807,000
Capital lease obligations                                                        244,000                   267,000

Commitments and contingent liabilities

Shareholders' equity (deficiency):
preferred stock-- $.01 par value, authorized
     10,000,000 shares; issued and outstanding none                                   --                        --
  Common stock-- $.01 par value, authorized 250,000,000
     shares; issued and outstanding 30,000,000 shares                            300,000                   300,000
Additional paid-in capital                                                 1,030,613,000             1,022,634,000
Deficit                                                                   (1,044,919,000)           (1,012,151,000)
                                                                         -----------------------------------------
                                                                             (14,006,000)               10,783,000
Treasury stock at cost, 333,000                                                 (735,000)                       --
                                                                         -----------------------------------------
                                                                             (14,741,000)               10,783,000
                                                                         -----------------------------------------
                                                                         $   305,092,000           $   316,620,000
                                                                         =========================================

Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.



                            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)


                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                 2002              2001             2002              2001
                                           -------------------------------------------------------------------

Revenues                                   $  73,422,000     $  74,172,000     $ 222,942,000     $ 220,109,000

Costs and expenses
Operating                                     47,927,000        54,760,000       144,723,000       175,942,000
Selling, general and administrative           18,512,000        20,907,000        61,049,000        75,021,000
Corporate                                      1,930,000           944,000         5,244,000         3,854,000
Non-cash compensation                                  -         3,234,000                 -         9,702,000
Recapitalization costs                           373,000                 -         5,825,000
Other charges                                          -         3,910,000                 -        37,395,000
Asset impairments                                      -                 -                 -       167,599,000
Depreciation                                   8,895,000        10,972,000        26,916,000        34,551,000
Amortization                                      84,000        20,784,000           251,000        75,390,000
                                           --------------------------------    -------------------------------
                                              77,721,000       115,511,000       244,008,000       579,454,000
                                           --------------------------------    -------------------------------
Operating loss                                (4,299,000)      (41,339,000)      (21,066,000)     (359,345,000)

Other income (expense)
Interest income and other, net                   115,000           555,000           349,000         1,875,000
Interest expense                              (4,503,000)       (6,943,000)      (12,143,000)      (18,467,000)
                                           --------------------------------    -------------------------------
Loss before income taxes
    and extraordinary item                    (8,687,000)      (47,727,000)      (32,860,000)     (375,937,000)
Income tax benefit                                92,000                 -            92,000            33,000
                                           --------------------------------    -------------------------------
Loss before extraordinary item                (8,595,000)      (47,727,000)      (32,768,000)     (375,904,000)
Gain from early extinguishments of debt                -         2,216,000                 -         2,216,000
                                           --------------------------------    -------------------------------
Net loss                                   $  (8,595,000)    $ (45,511,000)    $ (32,768,000)    $(373,688,000)
                                           ================================    ===============================

Basic and diluted net loss per share:
    Loss before extraordinary item         $       (0.29)    $       (1.67)    $       (1.10)    $      (13.17)
Extraordinary Item                                     -             (0.08)                -             (0.08)
                                           --------------------------------    -------------------------------
Net loss                                   $       (0.29)    $       (1.59)    $       (1.10)    $      (13.09)
                                           ================================    ===============================
Weighted average number of shares             29,667,000        28,542,000        29,889,000        28,542,000
                                           ================================    ===============================

See accompanying notes



                                     ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
                                                             (Unaudited)



                                            Common Stock                                                        Treasury Stock
                                      ---------------------------     Additional                         --------------------------
                                         Shares          Par        Paid-In Capital         Deficit          Shares         Amount
                                      ---------------------------------------------------------------------------------------------

Balance December 31, 2001               30,000,000    $  300,000    $ 1,022,634,000    $(1,012,151,000)            --       $    --
Shares issued in exchange offer                 --            --          7,979,000                 --             --            --
Common stock acquired upon merger
  with CCL Historical, Inc.                     --            --                 --                 --        333,000      (735,000)
Net loss for the nine months ended
  September 30, 2002                            --            --                 --        (32,768,000)            --            --
                                      ---------------------------------------------------------------------------------------------
Balance, September 30, 2002             30,000,000    $  300,000    $ 1,030,613,000    $(1,044,919,000)    $  333,000      (735,000)
                                      =============================================================================================

See accompanying notes.



                  ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                       Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                             Nine Months Ended September 30,
                                                                2002               2001
                                                            -------------------------------


Net cash provided by (used in) operating activities         $    735,000       $(33,448,000)

Investing activities
Purchase of fixed assets                                      (8,861,000)        (4,243,000)
Proceeds from sales of marketable securities                          --          2,737,000
Cash acquired in merger with CCL Historical, Inc.                470,000                 --
                                                            -------------------------------
Net cash used in investing activities                         (8,391,000)        (1,506,000)

Financing activities
Capital distributions                                                 --        (23,064,000)
Proceeds from borrowing, net of financing costs                       --         88,679,000
Principal payments                                                    --         (1,001,000)
Principal payments of capital lease obligations                 (328,000)        (5,720,000)
                                                            -------------------------------
Net cash provided by (used in) financing activities             (328,000)        58,894,000
                                                            -------------------------------
(Decrease) increase in cash and cash equivalents              (7,984,000)        23,940,000
Cash and cash equivalents at beginning of period              24,966,000         22,773,000
                                                            -------------------------------
Cash and cash equivalents at end of period                  $ 16,982,000       $ 46,713,000
                                                            ===============================

Supplemental disclosure of cash flow information
    Cash paid for interest                                  $  8,127,000       $ 10,195,000

Supplemental schedule of non-cash investing activities
    Capital contributions of non-cash net assets            $         --       $  5,450,000
    Liabilities incurred to acquire fixed assets                 422,000          6,450,000
    Acquisition of CCL Historical, Inc.                       11,842,000                 --


See accompanying notes.



            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 14(d) of CCL Historical, Inc.'s (formerly CoreComm Limited), referred to as CCL, annual report on Form 10-K/A for the year ended December 31, 2001.

Certain amounts have been reclassified to conform to the 2002 presentation.

Note 2.  ATX Communications Recapitalization

In April 2001, ATX Communications, Inc. (formerly CoreComm Holdco, Inc.), referred to as the Company, and CCL completed a reevaluation of their business plans in light of market conditions and made significant modifications to the plans. The Company streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell and install our products and services for our customers.

Also in April 2001, the Company and CCL commenced a process to potentially sell selected assets and businesses (now owned by the Company) that are not directly related to their competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. The
Company's CLEC assets and businesses include its local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC, and other carriers.

In October 2001, the Company and CCL commenced the ATX Communications recapitalization. In the first phase of the ATX Communications recapitalization, which was completed in December 2001, the Company and CCL entered into agreements with holders of approximately $600 million of outstanding indebtedness and preferred stock whereby the holders agreed, among other things, to exchange their debt and preferred stock for approximately 87% of the Company's common stock. In addition, the holders of CCL's 6% Convertible Subordinate Notes due 2006 received the amount of an October 1, 2001 interest payment of $4.8 million in the aggregate.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

The following summarizes the indebtedness and preferred stock that was exchanged for shares of the Company's common stock in December 2001:

                                                                                                  Principal Amount
                                                                                                   or Stated Value
Description                                             Date Issued              Issuer              when Issued
-----------                                             -----------              ------              -----------
10.75% Unsecured Convertible PIK Notes due 2011     April 2001           CCL and the Company     $10.0 million
10.75% Senior Unsecured  Convertible PIK Notes Due
 2010                                               December 2000        CCL and the Company     $16.1 million
Senior Unsecured Notes Due September
  29, 2003                                          September 2000       CCL                     $108.7 million
6% Convertible Subordinated Notes Due
  2006                                              October 1999         CCL                     $175.0 million(1)
Series A and Series A-1 Preferred
  Stock                                             September 2000       CCL                     $51.1 million
Series B Preferred Stock                            September 2000       CCL                     $250.0 million

(1)  $164.75 million was outstanding as of December 31, 2001, of which $160 million was exchanged.


The Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. The Company recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in 2001 in connection with the ATX Communications recapitalization. This gain is based on the fair value of $0.9797 per share on December 31, 2001 for the shares issued by the Company in exchange for the notes. The Company incurred additional costs in connection with the ATX Communications recapitalization, which consist primarily of employee incentives, legal fees, accounting fees and printing fees of $373,000 and
$5,825,000 during the three and nine months ended September 30, 2002, respectively.

The   shareholders  and  noteholders  who  exchanged  their  shares  and  notes, respectively, received shares of common stock of the Company and no longer hold securities of CCL.

Following the completion of the first phase of the ATX Communications recapitalization on December 28, 2001 (but prior to the completion of the second phase on July 1, 2002), approximately 87% of the Company's outstanding shares, or 26,056,806 shares, were owned by the former holders of indebtedness and preferred stock of the Company and CCL, and approximately 13% of the Company's outstanding shares, or 3,943,248 shares, were held by CCL.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

As a result of the completion of the first phase of the ATX Communications recapitalization, the Company held $160 million principal amount of CCL's 6% Convertible Subordinated Notes due 2006, approximately $105.7 million principal amount of CCL's Senior Unsecured Notes due September 29, 2003, approximately 51,000 shares of CCL's Series A preferred stock and 250,000 shares of CCL's Series B preferred stock. As of December 31, 2001, prior to the consummation of the second phase of the ATX Communications recapitalization, the Company's investment in CCL notes and preferred stock was $3,863,000.

In the second phase of the ATX Communications recapitalization, the Company offered to all holders of CCL common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CCL to exchange shares of the Company's common stock for their CCL common stock and their notes, respectively. The Company completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to former holders of CCL common stock and holders of 6% Convertible Subordinated Notes due 2006 of CCL. The common stock issued under the exchange offer was valued at $7,979,000, which was based on the estimated fair value of the Company's common stock. Following the exchange offer, the Company transferred the shares of CCL common stock that it received in the exchange offer to a wholly owned subsidiary. The Company then merged this subsidiary into CCL, with CCL surviving the merger as a wholly owned subsidiary of the Company.

CCL has surrendered to the Company all of the shares of the Company's common stock that CCL held at the completion of the exchange offers, excluding 332,624 shares, of which 39,678 shares are being held for holders of the 6% Convertible Subordinated Notes who did not participate in the exchange offer and 292,946 shares are reserved for holders of CCL's warrants. In exchange for CCL surrendering such shares of the Company's common stock, CCL and the Company have agreed to waivers and amendments to delay CCL from having to make any payments with respect to the CCL securities held by the Company through April 2003. Also, as part of the exchange agreement between the Company and CCL, the due date of CCL's Senior Unsecured Notes was extended until September 29, 2023.

In connection with the second phase of the ATX Communications recapitalization, on July 1, 2002 the Company converted all of the 6% Convertible Subordinated Notes Due 2006 of CCL and all of the shares of Series A and B preferred stock of CCL that it owned into shares of CCL common stock. All of these shares of CCL were tendered in the exchange offer, and subsequently, all of the shares received by the Company in the exchange offer were cancelled. The Company continues to hold approximately $105.7 million principal amount of CCL's Senior Unsecured Notes.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

The merger with CCL has been accounted for as a purchase, and, accordingly the net assets and results of operations of CCL have been included in the consolidated financial statements from July 1, 2002. The aggregate purchase price of $11,842,000 exceeded the estimated fair value of net tangible assets acquired by $9,827,000, which was allocated to goodwill.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2002 assuming consummation of the acquisition as of January 1, 2002 is as follows:

           Total revenue                                    $223,193,000
           Net loss                                         (34,027,000)
           Basic and diluted net loss per share                   (1.15)

In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred CCL's listing on the Nasdaq National Market to the Company. On May 16, 2002, Nasdaq provided CCL with notice of a Nasdaq Staff Determination indicating that CCL common stock was subject to delisting from the Nasdaq National Market because CCL did not comply with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing. On August 15, 2002, the Nasdaq Listing Qualifications Panel issued its decision to delist the Company's common stock. On August 16, 2002, the Company's common stock began trading on the OTC bulletin board. The Company had requested a review of the Panel's decision by the Nasdaq listing and Hearing Review Council and on October 28, 2002, the Listing Council affirmed the Panel's decision to delist the Company's common stock. The delisting of the Company's common stock from the Nasdaq National Market, could, among other things, have a negative impact on the trading activity and price of the common stock and could make it more difficult for the Company to raise equity capital in the future.

Note 3.  Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, referred to as FASB, issued Statement of Financial Accounting Standards, referred to as SFAS, No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for the Company on January 1, 2003. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund
Requirements.   SFAS  No.  145  also   amends   other   existing   authoritative
pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard will require the Company to reclassify its gain from extinguishment of debt from extraordinary to continuing operations. The Company's loss before income taxes for the three and nine months ended September 30, 2001 would have been $45,511,000 and $373,721,000, respectively, upon adoption of SFAS No. 145. The adoption of SFAS No. 145 will not change the Company's net loss for the three and nine months ended September 30, 2001.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 3.  Recent Accounting Pronouncements (continued)

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

The Company also performed an evaluation for impairment of its goodwill as of January 1, 2002, and determined that no impairment charge was required. The Company's next evaluation of impairment will be the annual test as of October 1, 2002, which may result in a non-cash impairment charge to reduce the carrying value of goodwill.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 3.  Recent Accounting Pronouncements (continued)

The following table shows the Company's net loss and our basic and diluted loss per share, had SFAS No. 142 been in effect for the nine months ended September 30, 2001.

                                               Three Months Ended                        Nine Months Ended
                                                   September 30,                           September 30,
                                              2002               2001                2002                 2001
                                       ---------------------------------------------------------------------------
Net loss-- as reported                 $   (8,595,000)     $  (45,511,000)      $  (32,768,000)      $(373,688,000)
Goodwill amortization                              --          20,700,000                   --          75,059,000
Workforce amortization                             --                  --                   --              52,000
                                       ---------------------------------------------------------------------------
Net loss-- as adjusted                 $   (8,595,000)     $  (24,811,000)      $  (32,768,000)      $(298,577,000)
                                       ===========================================================================

Basic and diluted loss per share:
Net loss per share-- as reported       $        (0.29)     $        (1.59)      $        (1.10)      $      (13.09)
Goodwill amortization                              --                0.73                   --                2.63
Workforce amortization                             --                  --                   --                  --
                                       ---------------------------------------------------------------------------
Net loss per share-- as adjusted       $        (0.29)     $        (0.86)      $        (1.10)      $      (10.46)
                                       ===========================================================================


Note 4.  Revenues

Revenue consists of:

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                                 2002              2001              2002              2001
                                             ------------------------------------------------------------------
Local exchange services                      $ 27,347,000      $ 23,658,000      $ 79,402,000      $ 71,080,000
Toll-related telephony services                16,688,000        19,254,000        52,598,000        60,876,000
Internet, data and web-related services        21,980,000        23,879,000        68,355,000        69,240,000
Other (a)                                       7,407,000         7,381,000        22,587,000        18,913,000
                                             ------------------------------------------------------------------
                                             $ 73,422,000      $ 74,172,000      $222,942,000      $220,109,000
                                             ==================================================================

(a) Other includes carrier access billing, reciprocal compensation, information services, wireless and paging.

Note 5.  Asset Impairments

At March 31, 2001 the Company reduced the carrying amount of goodwill related to two of its acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the commencement of the process to potentially sell its non-CLEC assets and business announced in April 2001, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions was eliminated before reducing the carrying amounts of other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 6.  Intangible Assets

Intangible assets consist of:

                                                                 September 30,   December 31,
                                                                      2002          2001
                                                                  --------------------------
                                                                 (unaudited)
          LMDS license costs                                      $4,230,000      $4,230,000
          Customer lists, net of accumulated amortization of
            $1,115,000 (2002) and $864,000 (2001)                  1,225,000       1,476,000
                                                                  --------------------------
                                                                  $5,455,000      $5,706,000
                                                                  ==========================


Note 7.  Fixed Assets

Fixed assets consist of:

                                               September 30,       December 31,
                                                   2002                2001
                                              ---------------------------------
                                               (unaudited)
          Operating equipment                 $ 109,367,000       $ 102,529,000
          Computer hardware and software         54,679,000          53,313,000
          Other equipment                        13,112,000          12,956,000
          Construction-in-progress                1,002,000                   -
                                              ---------------------------------
                                                178,160,000         168,798,000
          Accumulated depreciation             (108,992,000)        (82,076,000)
                                              ---------------------------------
                                              $  69,168,000       $  86,722,000
                                              =================================


Note 8.  Accrued Expenses

Accrued expenses consist of:

                                             September 30,     December 31,
                                                 2002             2001
                                             ----------------------------
                                             (Unaudited)
          Payroll and related                $ 5,474,000      $ 7,517,000
          Professional fees                      792,000          935,000
          Taxes, including income taxes       14,532,000       16,534,000
          Accrued equipment purchases                  -          385,000
          Toll and interconnect               33,400,000       28,668,000
          Reorganization costs                 5,049,000        7,273,000
          Other                                7,402,000        6,454,000
                                             ----------------------------
                                              66,649,000      $67,766,000
                                             ============================

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 9.  Long-Term Debt

Long-term debt consists of:

                                                                   September 30,      December 31,
                                                                       2002               2001
                                                                  ---------------------------------
                                                                   (Unaudited)
6% Convertible Notes of CCL, less unamortized discount of
   $3,436,000 (2002)                                              $     922,000       $           -
Senior secured credit facility, less unamortized discount of
   $10,661,000 (2002) and $11,687,000 (2001)                        145,439,000         144,413,000
Other                                                                         -              33,000
                                                                  ---------------------------------
                                                                    146,361,000         144,446,000
Less current portion                                                   (922,000)            (33,000)
                                                                  ---------------------------------
                                                                  $ 145,439,000       $ 144,413,000
                                                                  =================================

The interest rate on the senior secured credit facility was initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum; or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. In April 2001 the interest rate was amended to, at the Company's option, 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Interest is payable monthly on the facility. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. At September 30, 2002 and December 31, 2001, the effective interest rate on the amounts outstanding was 6.75% and 6.86%, respectively. Effective October 11, 2002, the interest rate on the facility is 6.22%, which will remain in effect until April 11, 2003.

The Company's consolidated balance sheet includes $4,358,000 aggregate principal amount of CCL's 6% Convertible Subordinated Notes upon the completion of the merger of CCL on July 1, 2002. The Company recorded the notes at $219,000, their fair value as of the acquisition date. The resulting discount of $4,139,000 is being amortized to interest expense over the remaining life of the notes, which are due October 1, 2006. The Company recorded amortization expense of $703,000 for the three months ended September 30, 2002. The interest payments that were due under the outstanding 6% Convertible Subordinated Notes on April 1 and October 1, 2002 have not been made and CCL is in default under these notes.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 10.  Related Party Transactions

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CCL and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At September 30, 2002, and December 31, 2001 the total amount of the notes outstanding, less the unamortized discount of $337,000, and $367,000, was $17,154,000 and $15,807,000,
respectively.

NTL provided the Company with management, financial, legal and technical services, and continues to provide access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consisted of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. These methods are currently being reviewed and it is expected that the charges for these services provided by NTL will be reduced following such review. NTL charged the Company $5,000 and $100,000 for the three months ended September 30, 2002 and 2001, respectively, and $177,000 and $340,000 and for the nine months ended September 30, 2002 and 2001, respectively, which are included in corporate expenses.

Until the third quarter of 2001, the Company provided NTL with access to office space and equipment and the use of supplies for which it charged NTL a percentage of the Company's total rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method was reasonable. The Company charged NTL $233,000 and $340,000 for the three and nine months ended September 30, 2001, respectively, which reduced corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company historically recorded these billings as a reduction of general and administrative expenses. Expenses were reduced by $629,000 for the three months ended September 30, 2001 and $566,000 and $1,428,000 for the nine months ended September 30, 2002 and 2001, respectively, as a result of billing for these services. During the three months ended September 30, 2002, the Company began recording the billings for these services as revenue, which totaled $707,000.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 10.  Related Party Transactions (continued)

In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by the Company under an ongoing software maintenance and development outsourcing arrangement between the companies. The Company recorded the aggregate $12.8 million as deferred revenue, to be recognized over three years, of which $1,068,000 and $3,205,000 was recognized during the three and nine months ended September 30, 2002, respectively.

In March 2000, the Company and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone, which commenced operations in February 2001. The Company recognized revenue of $255,000 for the network usage in the nine months ended September 30, 2001.

The Company leases office space from entities controlled by an individual who beneficially owns 34% of the outstanding shares of the Company's common stock. Rent expense for these leases was approximately $451,000 and $400,000 for the three months ended September 30, 2002 and 2001, respectively and approximately $1,352,000 and $1,200,000 for the nine months ended September 30, 2002 and 2001, respectively.

Note 11.  Shareholders' Equity

Stock Split

On April 12, 2002, the Company declared a 3-for-1 stock split by way of a stock dividend, which was paid on the declaration date. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the CCL Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of CCL common stock to various employees at an exercise price of $14.55, which was less than the fair market value of CCL's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to September 30, 2001, $19.4 million of the deferred non-cash compensation was charged to expense, including $3.2 and $9.7 million during the three and nine months ended September 30, 2001, respectively. The remaining portion of deferred non-cash compensation was charged to expense between October 1 and December 31, 2001.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 11. Shareholders' Equity (continued)

Stockholder Rights Plan

The Company adopted a stockholder rights plan in December 2001. In connection with the stockholder rights plan, the Board of Directors declared and paid a dividend of one preferred share purchase right for each share of common stock outstanding on December 17, 2001. Each right entitles the holder, under certain potential takeover events, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, referred to as Series A Preferred Stock, at an initial exercise price of $8.82 as determined on July 10, 2002. The exercise price is subject to future adjustment. The rights expire on December 17, 2011 unless an exchange or redemption or the completion of a merger occurs first. There are 1,000,000 shares of Series A Preferred Stock authorized for issuance under the plan. No shares of Series A Preferred Stock are issued or outstanding.

If any shares of Series A Preferred Stock are issued they will be entitled to a minimum preferential quarterly dividend payment of an amount equal to the greater of $.01 per share or 1,000 times the aggregate per share amount of all dividends declared on the Company's common stock. If any shares of Series A Preferred Stock are issued they will be entitled to a minimum preferential quarterly dividend payment of an amount equal to the greater of $.01 per share or 1,000 times the aggregate per share amount of all dividends declared on the Company's common stock since the immediately preceding dividend payment date. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a liquidation payment of $1 per share plus accrued and unpaid dividends. Each share of Series A Preferred Stock will have 1,000 votes on all matters and will vote as a single class with the holders of the Company's common stock.

CCL Stock Options

As of September 30, 2002, there were approximately 20.9 million options outstanding to purchase shares of CCL common stock, with an average weighted exercise price of $4.80. If such options are exercised, the holder will receive common stock of CCL, which is currently a wholly-owned subsidiary of the Company and whose stock is not registered for public trading.

Treasury Stock

CCL owns 332,624 shares of the Company's common stock. Upon CCL becoming a wholly-owned subsidiary of the Company at the completion of the second phase of the ATX Communications recapitalization, these shares of common stock have been recorded by the Company as treasury stock valued at $735,000.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 12.  Other Charges

Other charges of $3,910,000 and $37,395,000 during the three and nine months ended September 30, 2001, respectively, relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These costs were related to the termination of approximately 630 employees, of which none were employed by the Company as of September 30, 2002.

The following table summarizes the accrued reorganization charges utilized during the nine months ended September 30, 2002:


                                          Employee
                                          Severance      Lease
                                         And Related      Exit        Agreement
                                            Costs        Costs      Terminations     Total
                                          -------------------------------------------------
                                                          (in thousands)
          Balance, December 31, 2001      $   509       $ 3,106       $ 3,658       $ 7,273
          Adjustments                          60             2           (64)           (2)
          Utilized                           (531)       (1,393)         (298)       (2,222)
                                          -------------------------------------------------
          Balance, September, 2002        $    38       $ 1,715       $ 3,296       $ 5,049
                                          =================================================


Note 13.  Gain from Extinguishment of Debt

In September 2001, the Company and the holder of a $3,016,000 principal amount 12.75% note payable for equipment agreed to a modification of the note such that the principal amount was reduced to $800,000. The Company recorded an extraordinary gain on the early extinguishments of debt of $2,216,000 for the difference between the $3,016,000 obligation and the $800,000 payment.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 14.  Commitments and Contingent Liabilities

As of September 30, 2002, the Company had purchase commitments of approximately $5.7 million outstanding.

Fiberstream, Inc. ("FiberCo"), an indirect, wholly-owned subsidiary of CCL, has an obligation under an agreement with the City of New York (the "City") to pay an annual franchise fee in the amount of the greater of (a) 5% of gross revenue (as defined in the agreement) or (b) $200,000. Estimated quarterly payments begin the earlier of (a) the date that FiberCo completes construction of its initial backbone or (b) November 2002. Additionally, FiberCo has an obligation to provide equipment, cash or services to the City of New York with an aggregate value of not more than $100,000 payable over 15 years. On September 12, 2002, the United States Court of Appeals for the Second Circuit issued a decision in TCG of New York, Inc. v. City of White Plains finding that municipalities cannot impose fees or other requirements on competitive local exchange carriers while exempting the traditional incumbent telephone companies. Fiberco has initiated discussions with the City about terminating the franchise and parties' respective rights and obligations under the Agreement. At present, the parties are in the initial phase of their discussions and Fiberco cannot predict how or when the matter will be resolved.

The Company purchases goods and services from a wide variety of vendors under contractual and other arrangements that sometimes rise to litigation in the ordinary course of business. The Company also provides goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of the attention of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on the Company's business, financial condition and/or results of operation. Currently, the Company (and/or its subsidiaries) has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

     o On August 12, 2002, Verizon and several of its other subsidiaries filed a complaint in the United States District Court for the District of Delaware against the Company and several of its indirect wholly owned subsidiaries seeking payment of approximately $37 million allegedly owed to Verizon under various contracts between Verizon and the Company and its subsidiaries and under state and federal law. Verizon also asked the Court to issue a declaratory ruling that it has not violated the antitrust laws.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 14.  Commitments and Contingent Liabilities (continued)

          The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, defendants believe the figure specified in the complaint includes payments that have been made by the defendants to Verizon in excess of $14 million and disputes in excess of $10 million for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims, including claims seeking treble damages against Verizon for violating the antitrust laws. Defendants have also moved to dismiss Verizon's request for declaratory ruling on the antitrust claims, which Verizon has opposed. This action is in its preliminary pleading stages. The defendants intend to pursue all available remedies and counterclaims and to defend themselves vigorously.
          However, the defendants cannot be certain how or when these matters will be resolved or the outcome of the litigation.

     o On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company, initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order against Verizon Massachusetts. On April 1, 2002, Verizon filed its answer to CoreComm Massachusetts' complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the parties' interconnection agreement and Verizon's tariffs. On April 10, 2002, CoreComm Massachusetts filed an answer denying Verizon's claims.
          During the course of discovery, Verizon conceded that it had over-billed CoreComm Massachusetts by approximately $800,000. As a result, CoreComm Massachusetts amended its complaint to include claims against Verizon for unfair and deceptive acts or practices in violation of Massachusetts' fair trade practice laws. Verizon amended its complaint to specify a revised claim of $1.1 million. CoreComm Massachusetts intends to pursue all available claims and defenses and to defend itself vigorously. However, it is not presently possible to predict how these matters will be resolved. On November 1, 2002, CoreComm Massachusetts notified its customers in Massachusetts and state and federal regulators that CoreComm Massachusetts would cease providing telephone services in Massachusetts on or about December 2, 2002. CoreComm Massachusetts' operations in Massachusetts do not represent a material component of the Company's operations and the Company does not believe that its withdrawal from providing telephone services in Massachusetts will have a material adverse affect on the Company's business, financial condition and/or results of operations.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 14.  Commitments and Contingent Liabilities (continued)

     o CoreComm Newco, Inc., an indirect, wholly owned subsidiary of the Company, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm Newco service orders. Ameritech has appealed that order to the PUCO and that appeal is still pending.

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

          On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal. On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 14.  Commitments and Contingent Liabilities (continued)

          The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14.4 million claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. CoreComm Newco intends to pursue all available remedies and to defend itself vigorously. However, it is impossible at this time to predict the outcome of the litigation.

     o On December 3, 2001, General Electric Capital Corp. filed a civil lawsuit in the Circuit Court of Cook County, Illinois against CCL and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming the Company as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's civil complaint, plaintiffs filed a reply and the court is scheduled to issue a ruling on defendants' motion on or about November 23, 2002.

          Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment and MegsINet is complying with the Court's order by allowing GECC to take possession of the equipment, which has not and is not expected to have any material impact on the Company's business or operations. The civil action between the parties is currently in the discovery phase. Defendants intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 14.  Commitments and Contingent Liabilities (continued)

     o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CCL, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

     o On August 13, 2002, the Company (on behalf of its affiliates) issued a demand to WorldCom, Inc. for payment of approximately $8.1 million, representing approximately $5.4 million in deposits for services and approximately $2.7 million in carrier access billing charges owed. On July 21, 2002, WorldCom filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On September 18, 2002, WorldCom sent correspondence to the Company denying the Company's claims and alleging that the Company (through its affiliates) owes WorldCom approximately $5.9 million. The parties are currently engaged in discussions to resolve these claims. The Company intends aggressively pursue its claims against WorldCom. However, it is not presently possible to predict how these matters will be resolved. We do not believe Worldcom's bankruptcy filing will materially impact our ability to conduct our business operations.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 14.  Commitments and Contingent Liabilities (continued)

     o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet. Subsequently, on April 18, 2002, and August 8, 2002, Easton amended its complaint to name Voyager Information Networks, Inc. and MegsINet, as additional defendants in the matter and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claim to alleged damages. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Easton has subsequently alleged additional damages of approximately $1 million in lost profits, for a revised total claim of approximately $2 million. Upon the conclusion of a jury trial which ended on November 8, 2002, Easton obtained a judgment against the defendants in the total amount of $1,085,000. Although the defendants believe that they have a solid basis to appeal the jury's decision, they are currently assessing their rights in this regard and have not yet determined how they will proceed.

     o On September 24, 2002, GATX Technologies, Inc., known as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm - Voyager, Inc., an indirect wholly-owned subsidiary of the Company, seeking recovery of amounts claimed to be owed under schedule one of a master equipment lease originally entered into between 3Com Corporation and CoreComm - Voyager's predecessor in interest totaling approximately $150,000. On October 21, 2002, CoreComm - Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. Since the filing of the motion to dismiss, GATX has initiated settlement discussions with CoreComm-Voyager. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under a master equipment lease and three lease schedules originally entered into between 3Com and the predecessor in interest to CoreComm-Voyager, Inc. Pursuant to corporate guaranty and payment agreements with GATX Technologies, Inc., 3Com is asserting subrogation rights to GATX's claims under the master lease and schedules, excepting a portion of schedule one. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   (Unaudited)

Note 14. Commitments and Contingent Liabilities (continued)

     o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part the Company's petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429, all of which is accrued. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The
          Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Until December 2001, we were a direct, wholly-owned subsidiary of CCL. As a result of the recapitalization transactions completed in December 2001 and on July 1, 2002, CCL has been merged into a wholly-owned subsidiary of the Company. Prior to the ATX Communications recapitalization, CCL operated the same businesses that we currently operate.

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

In 2001, we streamlined our strategy and operations to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell, to install our products and to service our customers. As a result of these changes, we are now focused primarily in the Mid-Atlantic and Mid-West regions of the U.S.

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

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

These   efficiencies   are   reflected  in  the  decrease  in  our  expenses  of
approximately $155 million on an annualized basis, as shown in the table below:

                                                                                 Three Months Ended
                                                                                   (in thousands)
                                                                       -----------------------------------
                                                      % Reduction           September 30,       December 31,
                                                      Q4'00-Q3'02                2002               2000
                                                      -----------           -------------       ------------
   Operating Expenses                                     26%                  $47,927             $65,002
   Selling, General and Administrative                    52%                   18,512              38,414
   Corporate Expenses                                     49%                    1,930               3,759
                                                                       -----------------------------------
       Total                                                                   $68,369            $107,175
                                                                       ===================================

While reducing expenses in all areas of our business, we implemented new low cost revenue initiatives such as launching business communications service to several markets in the Great Lakes region and residential service in the East using existing facilities.

In addition, the recapitalization transactions completed in 2001 have reduced interest expense and preferred stock dividends from an aggregate annual total of approximately $53.2 million to approximately $15.2 million, $10.7 million of which is in cash, based on interest rates as of September 30, 2002.

By the end of 2001, we had completed the implementation of our revised business plan. Going forward, we will continue to monitor all areas of the business for additional cost saving and revenue generating opportunities.

Although we continue to engage in efforts to increase our profitability, we are also investigating other ways to generate cash for our business. In April 2001, the Company and CCL commenced a process to potentially sell selected assets and businesses (now owned by the Company) that are not directly related to their competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. The Company's CLEC assets and businesses include its local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC, and other carriers.

Three Months Ended September 30, 2002 and 2001

The decrease in revenues to $73,422,000 from $74,172,000 is due primarily to decreases in the toll-related telephony services and consumer Internet services provided by the Company. The Company continued to reduce or eliminate less profitable services and increase its customer base in its more profitable segments.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $47,927,000 from $54,760,000 due to a decrease in costs as a result of optimization of our network, reduced headcount and reduction of our facilities.

Selling, general and administrative expenses decreased to $18,512,000 from $20,907,000 due to a decrease in costs as a result of reduced headcount, reduction of our facilities and a revision in our marketing strategies.

Corporate expenses include the costs of some of our officers and corporate staff, the costs of operating the corporate office and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $1,930,000 from $944,000 due to increased costs of corporate activities, and increased compensation expense.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From July 1, 2001 to September 30, 2001, $3.2 million of the deferred non-cash compensation was charged to expense. The remaining portion of deferred non-cash compensation was charged to expense between October 1, 2001 and December 31, 2001.

We incurred additional costs, which consist primarily of legal fees, accounting fees and printing fees, in connection with our recapitalization of $373,000 during the three months ended September 30, 2002.

Other charges of $3,910,000 during the three months ended September 30, 2001, relate to our announcements in May and July 2001 that we were taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 630 employees as well as lease exit costs.

Depreciation expense decreased to $8,895,000 from $10,972,000 primarily as a result of the reduction in the carrying value of our fixed assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

Amortization expense decreased to $84,000 from $20,784,000 due to the reduction in the carrying value of our intangible assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121 as well as our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill and workforce during the three months ended September 30, 2001 was $20,700,000. Our net loss and our basic and diluted net loss per common share would have been $24,811,000 and $0.86, respectively, had SFAS No. 142 been in effect during 2001.

Interest expense decreased to $4,503,000 from $6,943,000 due primarily to a reduction in the effective interest rate on our senior secured credit facility. The effective interest rate on our senior secured credit facility at September 30, 2002 and 2001 was 6.75% and 9.29%, respectively.

The income tax benefit of $92,000 during 2002 is from state and local income tax refunds.

Nine Months Ended September 30, 2002 and 2001

The increase in revenues to $222,942,000 from $220,109,000 is due primarily to customer acquisition, increased pricing, carrier access billing and reciprocal compensation. In the nine months ended September 30, 2002, the Company billed and recorded approximately $1,958,000 of revenue that was related to services provided in prior periods.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $144,723,000 from $175,942,000 due to a decrease in costs as a result of optimization of our network, reduced headcount and reduction of our facilities.

Selling, general and administrative expenses decreased to $61,049,000 from $75,021,000 as a result of reduced headcount, reduction of our facilities and a revision in our marketing strategies. During the nine months ended September 30, 2002, we reduced our estimate of potential sales and use tax based on a reassessment in an order by the Commonwealth of Pennsylvania, which had the effect of reducing selling, general and administrative expenses by approximately $800,000.

Corporate expenses include the costs of some of our officers and corporate staff, the costs of operating the corporate office and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $5,244,000 from $3,854,000 due to increased costs of corporate activities, which consists primarily of compensation expense.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From January 1, 2001 to September 30, 2001, $9.7 million of the deferred non-cash compensation was charged to expense. The remaining portion of deferred non-cash compensation was charged to expense between October 1 and December 31, 2001.

We incurred  additional costs,  which consist primarily of employee  incentives,
legal  fees,   accounting  fees  and  printing  fees,  in  connection  with  our recapitalization of $5,825,000 during the nine months ended September 30, 2002.

Other charges of $37,395,000 during the nine months ended September 30, 2001, relate to our announcements in May and July 2001 that we were taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 630 employees as well as lease exit costs.

Depreciation expense decreased to $26,916,000 from $34,551,000 primarily as a result of the reduction in the carrying value of our fixed assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Amortization expense decreased to $251,000 from $75,390,000 due to the reduction in the carrying value of our intangible assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with SFAS No. 121 as well as our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill and workforce during the six months ended September 30, 2001 was $75,111,000. Our net loss and our basic and diluted net loss per common share would have been $298,577,000 and $10.46, respectively, had SFAS No. 142 been in effect during 2001.

Interest expense decreased to $12,143,000 from $18,467,000 due primarily to a reduction in the effective interest rate on our senior secured credit facility. The effective interest rate on our senior secured credit facility at September 30, 2002 and 2001 was 6.75% and 9.29%, respectively.

The  income  tax  benefit  of  $92,000   and  $33,000   during  2002  and  2001,
respectively, is from state and local income tax refunds.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for the Company on January 1, 2003. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard will require the Company to reclassify its gain from extinguishment of debt from extraordinary to continuing operations. The Company's loss before income taxes for the three and nine months ended September 30, 2001 would have been $45,511,000 and $373,721,000, respectively, upon adoption of SFAS No. 145. The adoption of SFAS No. 145 will not change the Company's net loss for the three and nine months ended September 30, 2001.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under some conditions, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on our results of operations, financial condition or cash flows, other than amortization of goodwill ceased as of January 1, 2002.

Upon the adoption of SFAS No. 142, we performed an evaluation for impairment of our goodwill as of January 1, 2002, and determined that no impairment charge was required. Our next evaluation of impairment will be the annual test as of October 1, 2002, which may result in a non-cash impairment charge to reduce the carrying value of goodwill.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

Liquidity and Capital Resources

Based on our current business plan, we anticipate that we will have sufficient cash and cash equivalents on hand to fund our operations, capital expenditures and debt service in 2002. Our ability to raise additional capital in the future will be dependent on a number of factors, such as our results of operations, the amount of our indebtedness, and also general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forego business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition. In addition, as described in detail in Note 14 above, the Company and its various subsidiaries are also involved in litigation, which if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and results of operations, including our ability to fund our operations.

As of September 30, 2002, we had long-term debt, which consists of a $156.1 million senior secured credit facility, approximately $17.5 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011, and approximately $9.6 million of capital leases. Debt service on the senior secured credit facility includes approximately $10.3 million in interest expense in 2002, $9.7 million in 2003 and $9.4 million in 2004, on an annualized basis, based on the interest rate on the facility of 6.22%, in effect through April 11, 2003, as well as quarterly amortization and principal reductions which total $0 in 2002, $1,950,000 in 2003, and $9,750,000 in 2004. We have made interest payments of approximately $8.1 million under our senior secured credit facility during the nine months ended September 30, 2002. The 10.75% Unsecured Convertible PIK Notes due 2011 have no cash interest payments, and are not due until 2011. Our capital leases have $9.4 million due during the remainder of 2002, and $0.2 million due for the remainder of their terms. However, approximately $8.1 million of these capital leases are obligations of one of our subsidiaries and are not obligations of the Company. In addition, as of September 30, 2002, CCL had $4.36 million of 6% Convertible Subordinated Notes outstanding. As of September 30, 2002, our current liabilities exceed our current assets by approximately $96 million. As of September 30, 2002, we were in compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness.

We continue to have significant expected capital expenditures following the implementation of our modified business plan. Under our revised business plan, capital expenditures have been significantly reduced from prior levels. Total actual capital expenditures for the nine months ended September 30, 2002, described as cash used to purchase fixed assets in our cash flow statement, were approximately $8.9 million. According to our current plans, capital expenditures are expected to be approximately $2.5 million for the remainder of 2002 and $9.5 million and $14.2 million in 2003 and 2004, respectively. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

For the first nine months of 2002, net cash provided by operations was approximately $0.7 million. An inability to generate cash from operations and/or raise additional financing may affect our ability to meet our cash requirements, which may have an adverse affect on us, and potentially our viability as an ongoing business.

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

Our future capital requirements will depend on the success of the execution of our business plan, and the amount of capital required to fund future capital expenditures and other working capital requirements that exceed net cash provided by operating activities. We anticipate that we and our subsidiaries will not generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. In addition, we anticipate that we will seek modifications or waivers to certain provisions of the agreements governing our outstanding indebtedness in order to be able to continue to be in compliance with all required ratios and covenants contained in such agreements. In addition, we anticipate that we may be required to raise additional capital in 2003 in order to fund the capital expenditures and other working capital requirements that exceed net cash provided by operating activities. Accordingly, we may be required to consider a number of measures, including: (1) seeking modifications or waivers to certain provisions of the terms of our indebtedness (2) refinancing all or a portion of our indebtedness,
(3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, (5) completing a recapitalization or restructuring of our indebtedness (6) a combination of the foregoing. The consideration, timing and implementation of such measures will depend upon the success of the execution of our business plan, the amount of capital required to fund our operations in the future, and the terms of any financings or other transactions that we may consider. We cannot assure you that:

     (a) actual costs will not exceed the amounts estimated in our business plan or that additional funding will not be required;

     (b)  we will  prevail in our  material  litigation  matters as described in
          Note 14 to the financial statements;

     (c) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, that we will be able to continue to be in compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness, or that we will be able to modify the requirements or terms of such indebtedness;

     (d)  we will be able to refinance our indebtedness as it comes due;


     (e) we will be able to sell assets or businesses (75% or more of the net proceeds from a sale may be required to be used to repay certain indebtedness);

     (f)  we will not be adversely affected by interest rate fluctuations; or

     (g)  we will be able to access the cash flow of our subsidiaries.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

The following table shows our aggregate cash interest expense and principal payments on our existing long term debt, anticipated estimated capital expenditures, payments on capital leases and other debt, as well as the sources of funds that we expect to use to meet these cash requirements through 2004.

                                     Three Months
                                        Ended
                                     December 31,
                                         2002          2003       2004                 Source of Funds
                                   ----------------- ---------- ----------- --------------------------------------
                                                (in millions)
Cash Interest Expense on                                                    Cash and cash equivalents on hand
  existing Long-term debt(1)          $   2.8        $  10.0     $    9.7   and cash from operations

Estimated Capital                                                           Cash and cash equivalents on hand
  Expenditures(2)                         2.5            9.5         14.2   and cash from operations


Principal Payments on
existing  Long-term debt(3)               4.4           1.95         9.75   For 2002 and 2003, cash and
                                                                            cash  equivalents  on hand  and  cash
                                                                            from operations;
                                                                            for 2004, cash and cash
                                                                            equivalents on hand, cash from
                                                                            operations, and, if required,
                                                                            refinancing sources or other
                                                                            sources of financing(4).

                                                                            Approximately  $8.1  million of these
Payments on Capital Leases                9.4           0.25          --    capital leases are
                                                                            obligations of our subsidiary,
                                                                            MegsINet, Inc. and are not
                                                                            obligations of the Company.
                                                                            for the remaining amounts, cash and
                                                                            cash equivalents on hand and cash
                                                                            from operations (5)
                                        -----         ------      ------
                                        $19.1         $21.70      $33.65
                                        =====         ======      ======

(1) Our only long term debt that requires cash interest expense is our $156.1 million senior secured credit facility and $4.4 million 6% Convertible Subordinated Notes of CCL. The interest expense on our senior secured credit facility is based on our current interest rate of 6.22%, which is in effect through April 11, 2003, and assumes principal reductions as required in the facility.

(2) Future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years.

(3) Principal payments indicated are amortization and principal reductions under our senior secured credit facility. The 2002 amount represents the outstanding $4.4 million 6% Convertible Subordinated Notes due 2006 of CCL; CCL is in default on such notes.



            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

(4) Refinancing sources may include, for example, a new bank facility used to repay these amounts; other sources of financing may include capital raised through new debt or equity financing or asset sales. There can be no assurance that we will be able to refinance our indebtedness or raise the required funds.

(5) Approximately $8.1 million of the capital lease and other debt obligations of MegsINet, Inc. are the subject of current litigation, as described in the section of Part II, Item I of this Quarterly Report on Form 10-Q entitled " Legal Proceedings."

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

In April 2001, CCL and the Company entered into a $156.1 million Amended and Restated Credit Agreement with The Chase Manhattan Bank that amends and restates the term loan facility and revolving credit facility that closed in September 2000. As of September 30, 2002, there is $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. Total annual principal payments are as follows: $1,950,000 (2003); $9,750,000 (2004); $25,350,000
(2005);  $50,700,000  (2006);  $39,000,000 (2007) and $29,350,000 (2008). In the
event that any of the remaining approximately $4.358 million in principal amount of 6% Convertible Subordinated Notes not owned by us have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Beginning October 12, 2001 and ending April 12, 2002, the interest rate was 6.86%. Beginning April 13, 2002 and ending October 11, 2002, the interest rate was 6.75%. Beginning October 11, 2002 and ending April 11, 2003, the interest rate is 6.22%. Interest is payable monthly on the facility. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

In  April  2001,  we and CCL  issued,  as joint  and  several  obligors,  to NTL
Incorporated, a convertible note in the aggregate principal amount of $15 million. This note will mature in April 2011. Interest on the note is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

The interest is payable in kind by the issuance of additional unsecured convertible notes in principal amount equal to the interest payment that is then due. Additional unsecured convertible PIK notes, dated October 15, 2001, April 15, 2002, and October 15, 2002 were issued in the principal amount of approximately $0.8 million, $0.9 million, and $0.9 million respectively, as interest payments. The additional notes issued for interest will have an initial conversion price equal to the greater of $38.90 and 120% of the weighted average closing price of the Company's common stock for a specified period. The April 2001 note, the October 2001 note, the April 2002 and the October 2002 note are each convertible into CCL common stock prior to maturity at a conversion price of $38.90 per share, subject to adjustment. Pursuant to letter agreements between us, NTL and CCL, at the completion of the exchange offers on July 1, 2002, the convertibility feature of these notes was altered so that rather than the notes being convertible into shares of CCL common stock, they are convertible into shares of our common stock. At that time, the conversion prices of these notes was equitably adjusted by applying the exchange ratio in the exchange offer for CCL common stock, which resulted in a new conversion price of $38.90 per share of our common stock for each of these notes. These notes are redeemable, in whole or in part, at our option, at any time after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

In October 1999, CCL issued $175 million principal amount of 6% Convertible Subordinated Notes, and received net proceeds of $168.5 million. In April 2001, $10,250,000 aggregate principal amount of these notes was converted into approximately 374,000 shares of CCL's common stock. As part of the ATX Communications recapitalization, on December 17, 2001, $160 million principal amount of the 6% Convertible Subordinated Notes were exchanged for 1,456,806 common shares of our common stock and the payment of the October 2001 interest payment of approximately $4.8 million. The exchange offer that was launched in February 2002 for the 6% Convertible Subordinated Notes was an offer to exchange the remaining $4.75 million principal amount of the 6% Convertible Subordinated Notes not owned by us for an aggregate amount of approximately 43,248 shares of our common stock and $142,500 in cash. On July 1, 2002, $392,000 principal amount of the 6% Convertible Subordinated Notes were exchanged for 3,569 shares of our common stock and a cash payment of approximately $12,000, representing the past-due interest payment that was due on the notes on April 1, 2002. The April 1 and October 1, 2002 interest payments on the outstanding 6% Convertible Subordinated Notes have not been paid and CCL is in default under the these notes.

On August 13, 2002, the Company (on behalf of its affiliates) issued a demand to WorldCom, Inc. for payment of approximately $8.1 million, representing approximately $5.4 million in deposits for services and approximately $2.7 million in carrier access billing charges owed. On July 21, 2002, WorldCom filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On September 18, 2002, WorldCom sent correspondence to the Company denying the Company's claims and alleging that the Company (through its affiliates) owes WorldCom approximately $5.9 million. The parties are currently engaged in discussions to resolve these claims. The Company intends to aggressively pursue its claims against WorldCom. However, it is not presently possible to predict how these matters will be resolved. We do not believe Worldcom's bankruptcy filing will materially impact our ability to conduct our business operations.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

ATX Communications Recapitalization

On December 28, 2001, we completed the exchange of shares of our common stock for substantial amounts of the outstanding indebtedness of CCL, substantial amounts of our outstanding indebtedness as co-obligors with CCL and all of the outstanding preferred stock of CCL. This exchange was completed under an exchange agreement with CCL and

     (1) holders of 10.75% Unsecured Convertible PIK Notes due 2011 and 10.75% Senior Unsecured Convertible PIK Notes due 2010, which were a joint obligation of the Company and CCL, in the initial principal amounts of $10,000,000 and $16,100,000, respectively,

     (2) the holders of Senior Unsecured Notes due September 29, 2003 of CCL in the principal amount of $105.7 million, and

     (3) the holders of all of the preferred stock of CCL, with respect to the initial liquidation preference of $301 million.

On February 8, 2002, we launched registered public exchange offers whereby we offered to exchange our shares of common stock to all holders of CCL common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CCL for their CCL common stock and their notes, respectively. An additional $392,000 principal amount of 6% Convertible Subordinated Notes were exchanged. We completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to the former holders of CCL common stock and holders of 6% Convertible Subordinated Notes due 2006 of CCL. Following the exchange offer, the Company transferred the shares of CCL common stock that we received in the exchange offer to a wholly-owned subsidiary. We then merged this subsidiary into CCL, with CCL surviving the merger as a wholly-owned subsidiary of the Company.

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

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

The following table includes aggregate information about our contractual obligations as of September 30, 2002 and the periods in which payments are due:

                                                                      Payments Due by Period
                                                  --------------------------------------------------------------
Contractual                                                     Less than 1     1-3         4-5         After 5
Obligations                                         Total          Year        Years       Years         Years
-----------                                       --------------------------------------------------------------
                                                                          (in thousands)
Long-Term Debt (1)                                $ 177,949       $ 4,358     $23,400     $93,600       $56,591
Capital Lease Obligations                             9,606         9,362         244          --            --
Operating Leases                                     31,029         7,617      10,955       8,742         3,715
Unconditional Purchase Obligations                     None            --          --          --            --
Other Long-Term Obligations....                        None            --          --          --            --
                                                  --------------------------------------------------------------
Total Contractual Cash Obligations                $ 218,584       $21,337     $34,599    $102,342       $60,306
                                                  ==============================================================

(1) Long-term debt includes the senior secured credit facility of $156,100,000, 10.75% Unsecured Convertible PIK Notes due April 2011 of $17,491,000, which, including accrued PIK interest and CCL's 6% Convertible Subordinated Notes due 2006 of $4,358,000.

The following table includes aggregate information about our commercial commitments as of September 30, 2002 and the periods in which payments are due. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                                                                     Amount of Commitment
                                                                     Expiration Per Period
                                                  ------------------------------------------------------------
Other Commercial                                 Total Amounts  Less than 1     1 - 3       4 - 5     Over 5
Commitments                                        Committed       Year         Years       Years      Years
----------------                                  --------------------------------------------------------------
                                                                        (in thousands)
Guarantees                                        $    None       $    --      $   --     $    --      $     --
Lines of Credit                                        None            --          --          --            --
Standby Letters of Credit                             2,169         2,169          --          --            --
Standby Repurchase Obligations                         None            --          --          --            --
Other Commercial Commitments. (1)                     5,661         5,661          --          --            --
                                                  --------------------------------------------------------------
Total Commercial Commitments.                     $   7,830        $7,830      $   --     $    --      $    --
                                                  ==============================================================

(1) Fiberstream Inc.'s obligations to the City of New York have been excluded.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2002, cash provided by operating activities was $735,000 in comparison to cash used in operating activities of $33,448,000 for the nine months ended September 30, 2001. The change in cash flow is primarily due to the implementation of our revised business plan.

For the nine months ended September 30, 2002, cash used to purchase fixed assets increased to $8,861,000 from $4,243,000 in the nine months ended September 30, 2001, which reflects increased purchases of operating equipment.

Proceeds from borrowings, net of financing costs, of $88,679,000 was from the borrowings under the senior secured credit facility in January 2001 and April 2001 and the issuance of the 10.75% senior unsecured convertible notes in April 2001.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

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

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

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

                                                 Interest Rate Sensitivity
                                                   As of September, 2002

                                           Principal Amount by Expected Maturity
                                                   Average Interest Rate

                       October 1,
                         2002 to              For the Years Ending December 31
                       December 31,   ----------------------------------------------------                 Fair Value
                           2002        2003       2004     2005       2006      Thereafter     Total        9/30/02
                      ---------------------------------------------------------------------------------------------------
                                                                (in thousands)
Long-term debt,
  including current
  portion:
Fixed rate               $ 4,358      $   --      $   --   $    --    $    --     $47,525(a)   $ 51,883    $ 21,775
Average interest rate       6.00%                                                   10.75%
Variable rate            $    --      $1,950      $9,750   $25,350    $50,700     $68,350      $156,100    $156,100
Average interest rate
                                      Libor +     Libor +  Libor +    Libor +     Libor +
                                      4.5% or     4.5% or  4.5% or    4.5% or     4.5% or
                                      base rate   base     base rate  base rate   base rate
                                                  rate
                                      + 3.5%      + 3.5%   + 3.5%     + 3.5%      + 3.5%

(a) Represents the value at maturity of 10.75%  Unsecured  Convertible PIK Notes due April 2011.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls - Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company purchases goods and services from a wide variety of vendors under contractual and other arrangements that sometimes rise to litigation in the ordinary course of business. The Company also provides goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of the attention of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on the Company's business, financial condition and/or results of operation. Currently, the Company (and/or its subsidiaries) has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

     o On August 12, 2002, Verizon and several of its other subsidiaries filed a complaint in the United States District Court for the District of Delaware against the Company and several of its indirect wholly owned subsidiaries seeking payment of approximately $37 million allegedly owed to Verizon under various contracts between Verizon and the Company and its subsidiaries and under state and federal law. Verizon also asked the Court to issue a declaratory ruling that it has not violated the antitrust laws.

          The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, defendants believe the figure specified in the complaint includes payments that have been made by the defendants to Verizon in excess of $14 million and disputes in excess of $10 million for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims, including claims seeking treble damages against Verizon for violating the antitrust laws. Defendants have also moved to dismiss Verizon's request for declaratory ruling on the antitrust claims, which Verizon has opposed. This action is in its preliminary pleading stages. The defendants intend to pursue all available remedies and counterclaims and to defend themselves vigorously.
          However, the defendants cannot be certain how or when these matters will be resolved or the outcome of the litigation.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

     o On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company, initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order against Verizon Massachusetts. On April 1, 2002, Verizon filed its answer to CoreComm Massachusetts' complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the parties' interconnection agreement and Verizon's tariffs. On April 10, 2002, CoreComm Massachusetts filed an answer denying Verizon's claims.
          During the course of discovery, Verizon conceded that it had over-billed CoreComm Massachusetts by approximately $800,000. As a result, CoreComm Massachusetts amended its complaint to include claims against Verizon for unfair and deceptive acts or practices in violation of Massachusetts' fair trade practice laws. Verizon amended its complaint to specify a revised claim of $1.1 million. CoreComm Massachusetts intends to pursue all available claims and defenses and to defend itself vigorously. However, it is not presently possible to predict how these matters will be resolved. On November 1, 2002, CoreComm Massachusetts notified its customers in Massachusetts and state and federal regulators that CoreComm Massachusetts would cease providing telephone services in Massachusetts on or about December 2, 2002. CoreComm Massachusetts' operations in Massachusetts do not represent a material component of the Company's operations and the Company does not believe that its withdrawal from providing telephone services in Massachusetts will have a material adverse affect on the Company's business, financial condition and/or results of operations.

     o CoreComm Newco, Inc., an indirect, wholly owned subsidiary of the Company, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm Newco service orders. Ameritech has appealed that order to the PUCO and that appeal is still pending.

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

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

          On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal. On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants.

          The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14.4 million claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. CoreComm Newco intends to pursue all available remedies and to defend itself vigorously. However, it is impossible at this time to predict the outcome of the litigation.

     o On December 3, 2001, General Electric Capital Corp. filed a civil lawsuit in the Circuit Court of Cook County, Illinois against CCL and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming the Company as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's civil complaint, plaintiffs filed a reply and the court is scheduled to issue a ruling on defendants' motion on or about November 23, 2002.

          Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment and MegsINet is complying with the Court's order by allowing GECC to take possession of the equipment, which has not and is not expected to have any material impact on the Company's business or operations. The civil action between the parties is currently in the discovery phase. Defendants intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

     o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CCL, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

     o On August 13, 2002, the Company (on behalf of its affiliates) issued a demand to WorldCom, Inc. for payment of approximately $8.1 million, representing approximately $5.4 million in deposits for services and approximately $2.7 million in carrier access billing charges owed. On July 21, 2002, WorldCom filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On September 18, 2002, WorldCom sent correspondence to the Company denying the Company's claims and alleging that the Company (through its affiliates) owes WorldCom approximately $5.9 million. The parties are currently engaged in discussions to resolve these claims. The Company intends aggressively pursue its claims against WorldCom. However, it is not presently possible to predict how these matters will be resolved. We do not believe Worldcom's bankruptcy filing will materially impact our ability to conduct our business operations.

     o On September 24, 2002, GATX Technologies, Inc., known as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm - Voyager, Inc., an indirect wholly-owned subsidiary of the Company, seeking recovery of amounts claimed to be owed under schedule one of a master equipment lease originally entered into between 3Com Corporation and CoreComm - Voyager's predecessor in interest totaling approximately $150,000. On October 21, 2002, CoreComm - Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. Since the filing of the motion to dismiss, GATX has initiated settlement discussions with CoreComm-Voyager. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under a master equipment lease and three lease schedules originally entered into between 3Com and the predecessor in interest to CoreComm-Voyager, Inc. Pursuant to corporate guaranty and payment agreements with GATX Technologies, Inc., 3Com is asserting subrogation rights to GATX's claims under the master lease and schedules, excepting a portion of schedule one. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

     o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet. Subsequently, on April 18, 2002, and August 8, 2002, Easton amended its complaint to name Voyager Information Networks, Inc. and MegsINet, as additional defendants in the matter and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claim to alleged damages. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Easton has subsequently alleged additional damages of approximately $1 million in lost profits, for a revised total claim of approximately $2 million. Upon the conclusion of a jury trial which ended on November 8, 2002, Easton obtained a judgment against the defendants in the total amount of $1,085,000. Although the defendants believe that they have a solid basis to appeal the jury's decision, they are currently assessing their rights in this regard and have not yet determined how they will proceed.

     o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part the Company's petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429, all of which is accrued. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The
          Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special stockholder meeting held on July 11, 2002, the stockholders of the Company unanimously approved a change of the name of the Registrant from "CoreComm Holdco, Inc." to "ATX Communications, Inc." The name change was made effective on July 15, 2002.


ITEM 5. OTHER INFORMATION

     (a) In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred CCL's listing on The Nasdaq National Market to the Company. On May 16, 2002, Nasdaq provided CCL with notice of a Nasdaq Staff Determination indicating that CCL common stock was subject to delisting from the Nasdaq National Market because CCL did not comply with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing. On August 15, 2002, the Nasdaq Listing Qualifications Panel issued its decision to delist the Company's common stock. On August 16, 2002, the Company's Common stock began trading on the OTC Bulletin Board. The Company had requested a review of the Panel's decision by the NASDAQ listing and Hearing Review Council and on October 26, 2002, the Listing Council affirmed the Panel's decision to delist the Company's common stock.

          The delisting of our common stock from the Nasdaq National Market, could, among other things, have a negative impact on the trading activity and price of the common stock and could make it more difficult for us to raise equity capital in the future.

     (b) On July 31, 2002, we entered into definitive employment agreements with Thomas J. Gravina, our President and Chief Executive Officer and Michael A. Peterson, our Executive Vice-President, Chief Financial Officer and Chief Operating Officer reflecting the terms previously disclosed.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 2002, ATX Communications filed the following reports on Form 8-K:

          (i) Report dated July 1, 2002, reporting under Item 5, Other Events, that CCL has completed its two-phase recapitalization plan announced October 31, 2001 and as a result, CoreComm Holdco, Inc., a Delaware corporation and former wholly-owned subsidiary of Limited, has become the parent company and sole stockholder of Limited.

          (ii) Report dated July 15, 2002, reporting under Item 5, Other Events, that CoreComm Holdco, Inc. announced that it has completed the process to change the name of the company to ATX Communications, Inc.

          (iii)Report dated July 30, 2002, reporting under Item 9, Regulation FD Disclosure, stated that ATX Communications applauds the decision on the US District Court in Cleveland upholding its anti-trust and misrepresentation claims against Ameritech Ohio and Ameritech's Texas-based parent company, SBC Communications, Inc.

          (iv) Report dated August 14, 2002, reporting under Item 5, Other Events, ATX Communications, Inc. has demanded millions of dollars of credits from Verizon and that it will aggressively pursue all legal remedies for improperly billed charges to which it is entitled under its interconnection agreement and applicable law.

          (v) Report dated of August 14, 2002, reporting under Item 9, ATX Communications will be filing the CEO and CFO certifications with respect to the Company's quarterly report for the quarter ended June 30.

          (vi) Report dated August 16, 2002, reporting under Item 9, ATX Communications issued a press release announcing that it has received notification from the Nasdaq Listing Qualifications Panel that its has denied ATX's request for the continued listing on the Nasdaq National Market and that its common stock will be delisted at the opening of business on August 16, 2002.

          (vii)Report dated August 28, 2002, reporting under Item 5, ATX Communications issued a press release announcing that it has entered into a binding agreement with Verizon that satisfies its alleged obligations regarding Verizon's pending and threatened litigation in Pennsylvania and New Jersey.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

          (viii) Report dated August 28, 2002, reporting under Item 7, ATX Communications announced that it has entered into a binding agreement with Verizon that satisfies its alleged obligations regarding Verizon's pending and threatened litigation in
               Pennsylvania and New Jersey. The agreement resolves all of Verizon's embargo and service termination threats.


No financial statements were filed with these reports.

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ATX COMMUNICATIONS, INC.



Date:    November 14, 2002                   By: /s/ Michael A. Peterson
                                             ---------------------------
                                             Michael A. Peterson
                                             Executive Vice President -
                                             Chief Operating Officer and
                                             Chief Financial Officer



Date:    November 14, 2002                   By: /s/ Neil Peritz
                                             --------------------------
                                             Neil Peritz
                                             Senior Vice President - Controller
                                             and Treasurer
                                             (Principal Accounting Officer)

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

Certification of Principal Executive Officer required by SEC Rule 13a-14 (17 CFR
                 240.13a-14) or Rule 15d-14 (17 CFR 240.15d-14)

I, Thomas J. Gravina, certify that:

     1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  ATX
          Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002                  By: /s/ Thomas J. Gravina
                                            -------------------------
                                            Thomas J. Gravina
                                            President - Chief Executive Officer

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

Certification of Principal Financial Officer required by SEC Rule 13a-14 (17 CFR
                 240.13a-14) or Rule 15d-14 (17 CFR 240.15d-14)


I, Michael A. Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATX Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            ATX Communications, Inc. (formerly CoreComm Holdco, Inc.)

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002                         By: /s/ Michael A. Peterson
                                                   -------------------------
                                                   Michael A. Peterson
                                                   Executive Vice President -
                                                   Chief Operating Officer and
                                                   Chief Financial Officer