Form 10-K
period 2002-12-31
ATX COMMUNICATIONS INC
filed 2003-04-09
CIK 1165532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

                                 (610) 668-3000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates as of the last business day of the registrant's most recently completed second quarter is: N/A - see Item 5 to Part II of this Annual Report entitled, "Market for Registrant's Common Equity and Related Stockholder Matters."

The number of shares outstanding of the issuer's common stock as of March 31, 2003 was 30,000,054.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words "believe," "anticipate," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. All references in this Safe Harbor legend to the Company shall be deemed to include ATX Communications and its subsidiaries and affiliates. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: the Company's ability to obtain trade credit, shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; adverse developments in commercial disputes or legal proceedings, including the pending and any future litigation with Verizon, SBC or others; the Company's ability to fund and execute its business plan; the Company's ability to attract, retain and compensate key executives and employees; the Company's ability to attract and retain customers; general economic and business conditions; industry trends; technological developments; the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; interest rate fluctuations; and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                               TABLE OF CONTENTS

                                                                             PAGE
PART I
ITEM 1.  BUSINESS ........................................................     1
ITEM 2.  PROPERTIES ......................................................    37
ITEM 3.  LEGAL PROCEEDINGS ...............................................    38
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    42

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS .............................................    43
ITEM 6.  SELECTED FINANCIAL DATA .........................................    44
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION ..............................    46
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK .....................................................    63
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................    64
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE .............................    66

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............    67
ITEM 11. EXECUTIVE COMPENSATION ..........................................    70
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED SECURITY HOLDERS .........................    73
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................    74
ITEM 14. CONTROLS AND PROCEDURES .........................................    75

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K ........................................................    76

SIGNATURES ...............................................................    77
CERTIFICATIONS ...........................................................    78
EXHIBIT INDEX ............................................................   E-1
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                STATEMENT SCHEDULES ......................................   F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

ATX Communications, Inc., (formerly CoreComm Holdco, Inc.), was formed in May 1998 as a Bermuda corporation and was domesticated under the laws of Delaware in July 1999. Until December 2001, ATX Communications, Inc. was a direct, wholly-owned subsidiary of CCL Historical, Inc. (formerly CoreComm Limited), referred to as CCL. As a result of the recapitalization transactions completed on July 1, 2002, known as the ATX recapitalization, CCL has been merged into a wholly-owned subsidiary of ATX Communications, Inc. Prior to the ATX recapitalization, CCL operated the same businesses that we currently operate. As used herein, "ATX," the "Company," "we," "our" and similar terms include ATX Communications, Inc. and its subsidiaries, unless the context indicates otherwise.

From 1998 to 2000, we were in the process of building infrastructure to support a national roll-out according to our original business plan. This business plan required significant capital to fund capital expenditures, operating expenses and debt service. As a result, we historically experienced substantial operating and net losses. In early 2001, we still required significant funds to complete our business plan as originally intended. However, adverse conditions in the capital markets, particularly in the telecommunications sector, made it extremely difficult to raise new capital, and we could no longer finance our original business plan. As a result, in 2001, we significantly revised our business plan to focus on our most profitable businesses and geographic areas, and reduce our operational costs and need for capital.

EXECUTION OF REVISED BUSINESS PLAN

We began to implement our revised business plan in early 2001. Since that time, we have been executing a variety of strategies, projects and initiatives, including areas such as: customer and geographic focus, network efficiency and other cost reductions, and reduction of indebtedness. These initiatives have led to the improvements in our overall financial results from 2000 through 2002.

   Customer and Geographic Focus

In 2001 and 2002, we streamlined our strategy and operations to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. These products combine a variety of telecommunications services into a consolidated package of services that are designed specifically for the needs of the business customer. One of our most successful examples of this is our CoreConnect product. Through CoreConnect, we offer a single, simple solution - local, long distance, toll, data and Internet access services bundled over a multi-purpose broadband connection. By combining all of a business' essential communications over the same facilities, we are able to offer an integrated access tool that enables higher speed, greater bandwidth, and significant cost savings, all from a single source.

The second is bundled local telephony and Internet products for the residential market. Similar to our business products, these offerings combine several telecommunications services into a combined package that is both convenient for the customer and a more profitable service for us. Our bundled offerings include local telephone, including dial tone, local features and local calling, long distance telephone, and Internet access. In addition, we focus on using Internet interfaces, as well as our call centers, to efficiently sell, install our products and service our customers.

By bundling these types of services together, we believe that we gain advantages such as: greater product acceptance and increased sales, reduced overall costs of service delivery, more efficient customer service and billing, and better customer retention rates. Since 2001, we have successfully improved our product and customer mix by increasing both the number and proportion of customers subscribing to the services described above.

   Network Efficiency and Other cost savings

We have also implemented a variety of strategies designed to improve the margins attained by the products we deliver. In addition to shifting the overall mix toward more profitable services, we have also modified our network strategies to deliver such services in a more efficient fashion. We have reduced network costs and capital expenditures by converting many of our local access lines to more profitable Unbundled Network Element - Platform pricing from Total Service Resale pricing, which provides higher margins. In addition, we were able to reduce the number of facilities established without substantially affecting our service area by leasing enhanced extended local loops from the incumbent local exchange carriers. We also have concentrated our geographic focus into our most profitable territories and, as a result, we are now focused primarily in the Mid-Atlantic and Mid-West regions of the United States.

We have implemented additional cost savings through a variety of means, including facility consolidation, efficiency improvements, vendor negotiations, network optimization, and headcount reduction. We have also improved our operating efficiency through improved pricing terms and the elimination of duplicative or unnecessary network facilities. While reducing expenses in all areas of our business, we implemented new low cost revenue initiatives, which were designed to grow our subscriber base without incurring significant marketing expenses.

The following table shows the improvement in our operating and selling, general and administrative expenses between the fourth quarter of 2000 and the fourth quarter of 2002 as a result of these cost savings. These improvements amounted to a total savings of approximately $158 million on an annualized basis.

(in thousands)                                       THREE MONTHS ENDED
                                                     ------------------           AMOUNT OF      PERCENTAGE
                                                DECEMBER 31,    DECEMBER 31,     IMPROVEMENT     IMPROVEMENT
                                                    2002            2000         Q4'00-Q4'02     Q4'00-Q4'02
                                                    ----            ----         -----------     -----------
Operating Expenses                                $ 47,125        $ 65,002        $ 17,877              28%
Selling, General & Administrative Expenses          16,892          38,414          21,522              56%
                                                  --------        --------        --------        --------
    Total                                         $ 64,017        $103,416        $ 39,399              38%
                                                  ========        ========        ========        ========

   Reduction of Indebtedness

In addition to the many significant improvements made to our operations, we have also been successful reducing our indebtedness, and thereby further improving our cash flow. In 2001 and 2002, we completed the ATX recapitalization. In this transaction, we eliminated approximately $600 million of debt and preferred stock, including: $105.7 million of Senior Unsecured Notes of CCL, $26.1 million of 10.75% Unsecured Convertible PIK Notes, $160.4 million 6% Convertible Subordinated Notes of CCL, and $301 million of preferred stock of CCL. In July 2002, we completed a second phase of the ATX recapitalization in which the former stockholders of CCL received direct ownership in ATX Communications, Inc., the newly recapitalized company, through public exchange offers.

This transaction resulted in a significant reduction of our interest expense. As a result of completing the ATX recapitalization, our interest expense was reduced to $16.4 million from $25.6 million in 2001.

The Company has recently taken additional steps to improve the terms of its indebtedness and improve cash flow. On March 31, 2003, the Company entered into an amendment to its Senior Secured Credit Facility. Under this amendment, the senior lenders agreed to defer interest and principal payments during 2003 on the outstanding loans until February 2, 2004. The Company intends to utilize the increased liquidity afforded by the amendment to invest in several areas of its core operations.

   Overall Impact on Financial Results

The strategies and initiatives that we have implemented through our revised business plan have led to improvements in our financial results in 2002 as compared to 2000, as illustrated by the cash flow measurements indicated the table below:

(IN THOUSANDS)                                                                  YEAR ENDED
--------------                                                                  ----------
                                                                       DECEMBER 31,     DECEMBER 31,
                                                                          2002             2000
                                                                          ----             ----
Net cash used in operating activities                                   $  (3,750)       $(136,412)
Net cash used in investing activities                                     (10,857)        (166,534)
% Reduction in Net cash used in operating activities (2000 - 2002)             97%
% Reduction in Net cash used in investing activities (2000 - 2002)             93%

BUSINESS STRATEGY

We are an integrated communications provider that offers local exchange carrier and interexchange carrier telephone, Internet and high-speed data services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the United States. We operate three business divisions: business services, residential services and Internet services. We are exploiting the convergence of telecommunications and information services through our network strategy, which involves the ownership of telephone switching equipment and the purchase of local exchange carrier services that connect to homes and businesses, combined with the leasing of a national and international network that carries Internet traffic. This configuration of locally and regionally owned and leased facilities allows us to deliver a wide range of communications services over a wide geography within our regions. We currently offer services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Washington, D.C. and Indiana. In local exchange services, we compete against the established local telephone service provider that was the service provider in a region prior to the opening of local telephone service to competition, as well as other local exchange carriers.

In 2002, we streamlined our strategy and operations to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on Internet-centric interfaces as well as our call centers, to efficiently sell, install our products and service our customers. Our strategy is to attractively bundle telephony and data services in our target markets in order to compete with the ILECs and gain market share.

As of December 31, 2002, we had approximately 285,800 local telephone access lines in service. The following table details our customer base:

                                                              AS OF DECEMBER 31,
                                                                     2002
                                                                     ----
Business Local Access Lines                                         236,200
Residential Local Access Lines                                       49,600
Toll-related Access Line Equivalents                                510,100
Internet Subscribers                                                277,000
Other Data Customers (1)                                             29,600

----------

(1) Other data customers included Point-to-Point data, Frame Relay, Web Development, Web Hosting, E-Commerce, Co-location and other related customers.

In 2002, our revenues were attributable to the following service categories:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2002
                                                                  ----
Local Exchange Services                                              35%
Internet, Data and Web-related Services                              31%
Toll-related Telephony Services                                      24%
Other Revenue (1)                                                    10%
                                                                    ---
     Total                                                          100%
                                                                    ===

----------

(1) Other includes carrier access billing, reciprocal compensation, wireless, paging and information services.

We have engaged in significant efforts to increase the profitability of our services. We have capitalized on opportunities such as converting customers from Total Service Resale, where we resell services as purchased from the incumbent local exchange carrier, to the more profitable Unbundled Network Element -- Platform or (UNE-P) and Enhanced Extended Loops (or EEL) in order to reduce our existing network costs and capital expenditures and to increase our gross margins. Under UNE-P, we lease all of the Unbundled Network Elements needed to provide service to a customer from an incumbent local exchange carrier so that we do not need to use any of our own network facilities to provide the service. With UNE-P, we pay the total cost to lease each network element, which generally provides us a greater gross margin than total service resale. By using EEL, we are able to lease a combination of local network elements and facilities from the incumbent local exchange carrier to extend the reach of our regional networks to service customers that are outside of service areas of our network. This allows us to put more traffic on our regional networks without building additional infrastructure.

Over the past two years, many of our business and residential local access lines have been converted to these more profitable services from total service resale. We also plan to continue to connect telephony customers onto our owned and leased networks where we have facilities in place, while also taking advantage of UNE-P and EEL to expand our service areas.

The following is a description of our three business divisions, as well as a description of our network technology and proprietary systems.

BUSINESS SERVICES

Through our business services division, we offer customers a full range of high-speed communications services including local exchange carrier and interexchange carrier telephony services, network services such as network data integration, Internet access and Web consulting, development and hosting, and other related services. In addition, we offer Advanced Communications Solutions products tailored to meet the needs of our business customers, such as conference calling, travel services, pre-paid calling, enhanced fax and PC-based billing. Customers are billed on a single, consolidated invoice, delivered by traditional means or through near real time Web-based billing that allows the customer to, for example, sort the information to detail calling patterns. Our target markets are the Mid-Atlantic region throughout the New York-Virginia corridor and Midwest markets, including: Cleveland, Ohio; Columbus, Ohio; Chicago, Illinois; and other markets in the Great Lakes region.

   Business Products and Services

Our business division offers customers a full range of broadband communications services, including:

      CoreConnect. We offer a single, simple solution for all of a customer's communications needs - local, long distance, toll, data and Internet access services bundled over a multi-purpose broadband connection. By combining all of a business' essential communications over the same facilities, we are able to offer an integrated access tool that enables higher speed, greater bandwidth, and significant cost savings, all from a single source. Through this integrated product, we are also able to offer custom-tailored bandwidth-intensive data solutions such as internal network connectivity, dedicated point-to-point circuits, frame relay to the Internet, and specialized connections for multimedia applications. We also offer these products on a stand-alone basis.

      Local Telephony Services. Local telephony services include local dial tone and a set of custom calling features that business customers can tailor to meet their local telephony needs. A sample of some of the most popular local features include alternate answer, automatic callback, busy line transfer, call blocking, call forwarding, call trace, call waiting, caller ID with name, multi-ring service, repeat dialing, remote access call forwarding, and speed calling.

      Toll-related Telephony Services. Toll-related telephony services include inbound/outbound service, international, 800 or 888 service and calling card telephone service. We currently provide intrastate and interstate long distance services nationwide and international termination worldwide. We also offer a full line of Advanced Communications Solutions along with our toll-related services, such as Internet-based call management, traveling calling cards, fax broadcasting, voicemail, conference calling and enhanced call routing services.

      Network Services. We also offer complete high-speed network solutions to our customers. These services include private line and frame relay services.

      Internet Services. We utilize a state-of-the-art network to deliver Internet access designed for business use, ensuring high-speed and stable connectivity to a global resource of information. Our customers are connected via high-speed dedicated lines, from 56K up to DS3.

      Web Services/E-commerce. We are able to facilitate many aspects of establishing and maintaining an interactive global presence in Web services. The various segments of Web services include Web design, development and hosting, electronic commerce, Intranet development, database integration, Internet marketing and Internet security.

      Consulting Services, Local Area Network/Wide Area Network Data Integration. Our network services and integration unit assists organizations in the design, construction, implementation and management of practical local and wide area networks. This business unit manages local area network/wide area network data integration for private line services, Internet network and integrated services digital network, as well as professional consulting services and hardware/software sales. We develop solutions while educating clients on specific business applications and the technology that make them possible. Consulting services include wide area network architecture and implementation, router and consumer premise equipment configuration, local area network switching, electronic commerce, cabling and virtual local area network design and set-up.

      Wireless Services. We also offer wireless services primarily as a customer retention tool, consisting of both cellular and paging service. We offer digital and analog cellular services as well as ESMR service, which is two-way radio and digital cellular service through Nextel.

   Business Sales and Marketing

Our sales model is based on our consultative sales approach, our proprietary marketing and training tools, the experience of our sales force, our training and career development program, and our shared vision and incentive structure to reward individual and team performance objectives. Each sale begins with a consultation that investigates the needs of the customer. The sales consultant then designs a tailored, integrated and cost-effective platform that addresses the specific customer's communications needs. We have an experienced and long-tenured sales force. Over 25% of our senior sales force professionals have been with us for more than five years, and approximately 80% of the sales management team has been promoted from within our organization.

RESIDENTIAL SERVICES

We offer residential customers voice, data and other telecommunications services, primarily in Ohio, Illinois, Michigan, Wisconsin and Pennsylvania and Internet access services over a wider area in the Midwest and Mid-Atlantic regions of the United States. Customers who purchase multiple services are billed for their services on a single consolidated bill. Customers in the Midwest region can also choose to access their billing information and pay their bills online, or they may select automatic bill payment via credit or debit card.

   Residential Products and Services

Our residential strategy is to bundle telephony and Internet products and services in convenient and simple ways that are attractive to the customer and distinctive in the marketplace. In general, we currently offer the following voice, data and Internet services to residential customers in our markets:

      Local Telephony Services -- including standard dial tone, local calling, Emergency 911 services, operator assisted calling, access to the long distance network, and other related services.

      Custom Calling Features -- including call waiting, call forwarding, caller ID, voice mail, conference calling, multi-ring, speed calling and other enhanced features.

      Toll-related Telephony Services -- local, long-distance, international calls, 800/888/877 toll free services, calling cards and other related services.

We typically offer a package of our most popular services and then create ways for customers to purchase other services easily and conveniently. In our current residential offering, which may change over time, we offer a package of local and long distance phone service and Internet access, which is called the CoreComm Unlimited Premium service. Although the details of the offerings vary somewhat by region, the package typically includes:

      -     Local dial tone;

      -     Local calls;

      -     Call waiting;

      -     Caller-ID with name;

      -     Personal 800 number;

      -     Premium Internet service;

      -     56K unlimited Internet access;

      -     Three e-mail addresses;

      -     10 megabytes of personal web space;

      -     Long distance service; and

      -     Bundled minutes of long distance.

Additional options and features, such as voice mail, three-way calling, an additional line, and additional web site space, can be easily and flexibly added by the customer. The pricing for CoreComm Unlimited Premium varies by region, but in all areas the price compares favorably to prices offered by the incumbent telephone company and other providers of these services.

   Residential Sales and Marketing

We focus on a marketing approach that combines targeted direct marketing with partnerships and local organizations. We utilize local media and partner with civic organizations to develop the recognition of the brand and to create a captive potential base of customers. We also target customers in our service area via direct mail, e-mail and telemarketing. All of our sales efforts are designed to drive revenue growth by capitalizing on low cost opportunities in our current markets.

In addition to efforts designed to acquire new customers, we continually engage in efforts to sell additional services to existing customers. For example, we are currently in the process of upselling our bundled local and toll-related telephony and Internet products to our Internet-only customers.

While residential customers can purchase our services by calling our toll-free number, our residential marketing efforts are intended to drive potential customers to our website, www.core.com. At this website, customers can sign up for service in a fully online process at a low transaction cost for us. Our product offerings are designed to be simple and flexible, so that potential customers can easily understand the value provided.

INTERNET SERVICES

Our Internet services division provides Internet access and high-speed data communications services to residential and business subscribers. Services include dial-up Internet access, dedicated telecommunications services to business, cable modem access, Web-hosting, electronic commerce, and co-location services. We operate one of the largest dial-up Internet networks in the Midwest in terms of geographic coverage, with approximately 161 points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana, Minnesota, Pennsylvania and New York.

In April 2001, we announced that we were evaluating strategic alternatives for our selected non-CLEC assets and businesses and have retained advisors for the purpose of conducting this review.

   Internet Products and Services

   Internet Access Services

We offer Internet access services to residential subscribers and dedicated, web hosting, and dial-up Internet access to business customers. By selecting between the various types of access services and pricing plans available, subscribers can select services that fit their specific needs. A majority of our residential subscribers pay their monthly fee automatically by a pre-authorized monthly charge to their credit card. Our Internet access options include:

      Dial-up Access. Our residential access services are designed to provide subscribers with reliable Internet access through standard dial-up modems.

      Dedicated Access. We offer high-speed dedicated connections to both business and residential subscribers at a range of speeds using traditional telecommunications lines and frame relay communications services for those customers requiring greater speed and reliability.

      Cable Modems. Through a reseller arrangement with Millennium Digital Media Systems, LLC, we offer high-speed Internet access in some locations through the use of modems integrated with local cable television networks and provide the technical and billing support to this fast-growing segment of the Internet access business.

   Web Services

Our Web services help organizations and individuals implement their Web site and e-commerce goals. We offer various Web hosting and other services that enable customers to establish a Web site presence without maintaining their own Web servers and connectivity to the Internet.

      Web Hosting. We offer a diverse range of shared, dedicated and co-location Web hosting services for small and medium businesses. Our Web hosting service includes state-of-the-art Web servers, high-speed connections to the Internet at our network operations centers, and registration of our customers' domain name and Internet address. We also offer Web page design, development, maintenance and traffic reporting and consulting services.

      Co-location. We offer co-location services, providing telecommunications facilities for customer-owned Web servers for customers who prefer to own and have physical access to their servers but require the reliability, security and performance of our on-site facilities. Co-location customers house their equipment at our secure network operating centers and receive direct high-speed connections to the Internet.

      E-commerce. We provide a suite of Web hosting and e-commerce solutions that enable businesses to easily and affordably create Web sites and sell their products and services over the Internet. The product suite includes EasyWeb, which allows a business to quickly create a Web site online through a series of menu-driven screens and templates, and EasyShop, a comprehensive e-commerce solution, which allows businesses to accept real-time credit card purchases via their Web site.

      Local Content. Our portal is a web site including personalized local news and weather, sports, entertainment, finance, stock quotes, shopping, classifieds and chat services for our customers. Content is automatically tailored to individual customers using a database driven process that presents customers with location-specific information. Customers can also customize the layout and specific content options available to them. Content is made available through revenue sharing and co-branding agreements with organizations including CMGI Inc.'s MyWay.com, Wizshop.com, Amazon.com, and local media.

   Other Services and Offerings

We also offer other enhanced communications services to meet the one-stop shopping demands of residential and business customers.

      Virtual Private Networks. Our custom virtual private networks solutions provide our customers a secure, managed network over the public Internet. This service is targeted towards organizations that desire a secure wide-area network between locations without building dedicated network infrastructure between such locations.

      Long Distance and other Telecommunications. We currently resell long distance telecommunications services as well as a toll-free service, calling cards and prepaid cards to our Internet customers through our VoyagerLink operations. We currently offer this interstate and intrastate long-distance service to our customers at a fixed rate per minute, with no set-up or monthly charges.

   Internet Sales and Marketing

Marketing. Our marketing philosophy is based on the belief that a consumer's selection of an Internet service provider is often strongly influenced by a personal referral. Accordingly, we believe that the customer satisfaction of our subscriber base has led to significant word-of-mouth referrals. Our referral incentive program awards subscribers one month of free service for every customer referred. As a result, a majority of new sign-ups come from existing subscriber referrals. Our proprietary customer care and billing system automatically tracks and credits the subscriber's account, thus providing valuable marketing information and flexibility with this program. We also market services through strategic relationships with value added resellers in the local communities, such as trade associations, unions, Web development companies, local area network administrators and retail stores which represent and promote us on a commission basis. These relationships are a significant source of new Internet customers. We do not use mass marketing media as a major source of acquiring new customers, but instead believe that by providing superior customer service and developing strong relationships within local communities, particularly in small- and medium-sized markets, we can continue to grow with very low costs per new customer acquired.

Free CDs and Diskettes. Upon the request of prospective customers, we distribute free software via CD and diskettes that contain software configured to facilitate installation and connection to our service.

Business Sales and Support. We have a business sales and support team dedicated to selling and providing customized support to our growing small- and medium-sized business customers. The business teams include support personnel located throughout our target region.

NETWORK AND TECHNOLOGY

Network Strategy. Our network strategy combines the ownership of telephone switching equipment and the leasing of the local telephone lines that run directly to homes and businesses, combined with the leasing of a regional network that carries Internet traffic. This configuration of locally and regionally owned and leased facilities allows us to deliver a wide range of communications services over a wide geography within our regions.

Telephony Network Infrastructure. We currently have six Class 5 switches, which are operating in Philadelphia, PA; Columbus, OH; Cleveland, OH; Chicago, IL and Herndon, VA. A Class 5 switch connects local calls to a public switched telephone network. These switches are connected via leased local transport to the incumbent local exchange carrier. We minimize the number of co-locations we establish with the incumbent local exchange carrier in each market by utilizing Enhanced Extended Loops that allow us to virtually extend our networks to service customers well outside of our network area. We also utilize Unbundled Network Element - Platform and Total Service Resale to service our customers. We also operate seven Class 4 switches that are responsible for connecting toll-related calls.

Internet Network Infrastructure. We designed and built our Internet network to specifically service Internet traffic. Our network is comprised primarily of Cisco Systems and Juniper Networks routing and switching equipment, which provides a common platform for increased flexibility and maintenance while allowing for the use of advanced routing protocols to quickly and dependably deliver customer traffic. We have two Internet network operating centers to oversee traffic flows and general network operations which helps ensure a secure and reliable network. Our dial-in points of presence primarily utilize digital access servers manufactured by 3Com Corporation and Lucent Technologies, Inc. These servers allow for a variety of customer connections. Our network has been reconfigured to include redundant data circuits, which will generally be able to automatically re-route customer traffic in the event of a failure, and our network topology offers high levels of performance and security.

Our Internet points of presence are linked to regional network points, or hubs, which are our two Internet-dedicated network operating centers. These network points are linked to the Internet by fiber optic connections and employ asynchronous transfer mode, frame relay and other methods of handling traffic efficiently. Through various relationships with competitive local exchange carriers, we have been able to reduce our overall number of points of presence by consolidating several of them into SuperPOPs with expanded calling areas. The SuperPOP allows us to consolidate equipment into one large modem bank and eliminate various telecommunication links from our points of presence back to the network operating center, thereby creating enhanced network reliability and reducing telecommunication costs.

Network Operations Centers. We currently have four network operations centers localized to manage network traffic. These network operations centers are located in Philadelphia, PA, Cleveland, OH, East Lansing, MI and New Berlin, WI. Each network operations center is monitored 24 hours per day, seven days per week, in order to provide the highest level of network performance.

Peering Relationships. Peering is the act of exchanging data across networks, typically at specific, discrete locations. By allowing separate networks to exchange data, users on a particular Internet service provider's network are able to access information and communicate with users on another provider's network. We have relationships at multiple points with several different organizations, including Verio, Inc., NAP.net and MCI and Savvis, thus building network redundancy that allows for better connectivity for our customers.

We are continuously attempting to improve our network infrastructure and reduce connectivity costs.

ELECTRONIC BONDING AND PROPRIETARY SYSTEMS

We are currently bonded electronically with Ameritech and Verizon. Bonding is an electronic interface that establishes an electronic link between our operating support systems and those of Ameritech and Verizon. Electronic bonding enables us to service customers more timely and accurately. Bonding also allows real-time access to customer information while facilitating order entry and confirmation.

We provide service to customers through our proprietary systems, which are designed to interface with the incumbent local exchange carriers' systems through a variety of delivery mechanisms. Our system and processes have been developed to decrease the risk of human error associated with establishing service to customers by manual keying or fax. Our systems also allows for flexibility to accommodate an expanding customer base, efficient entry into new markets, switch-based services, and rapid development of additional functionality. Our proprietary systems handle all pre-ordering activities, including obtaining customer service records, finding and reserving telephone numbers, verifying customer addresses, validating due dates, searching the incumbent local exchange carrier's switches for feature availability, and yellow page listings.

Our recent and ongoing enhancements to our information systems include the following:

      - Improving the performance and scalability of our rating and billing engines.

      - Enhancing our provisioning systems for the Ameritech region to support Ameritech's five state region. Our service order management system has been enhanced to allow for validation in real time of the feature availability, the electronic generation of service order data, and automated switch activation software, all within a single system.

      - Automating the migration processes to move customers from resold networks to our networks and from Total Service Resale to Unbundled Network Element -- Platform.

      - Purchasing a platform for our call centers which has introduced skills-based routing of inbound calls with an automated attendant allowing us to service our customers better by ensuring that a call is delivered to a customer service representative with the skills necessary to assist the customer.

      - Integrating an auto-dialer with our collections system, which has significantly increased collection agent productivity and effectiveness.

We have invested in the construction of a series of proprietary software applications and an extensive corporate Intranet in our efforts to achieve a paperless work environment in which all job critical information is readily available online. Our employees use the corporate Intranet to access detailed product and corporate information, industry research and updates, competitive intelligence files, online training and certification, calendars, a personnel directory, community activities, philanthropic organizations, and other important content from the convenience of their desktops. Online forms and sophisticated e-mail applications have further increased productivity by enhancing communications.

We currently utilize internally developed proprietary systems for integrated order management and provisioning, as well as for customer relations management. For billing, we use a combination of proprietary software and an external service bureau.

We provide customer service and technical support through three call centers located in Columbus, OH, Philadelphia, PA and East Lansing, MI. We provide 100% of our customer care internally and do not outsource any customer operations to third party providers. We have upgraded our phone systems to route calls, track important call-in data, automatically answer questions and move customers quickly through the call-in process. Our comprehensive staff training program and incentive compensation program linked to customer satisfaction has led to significant improvements in the time required to move subscribers through the various calling queues. In addition to using our call centers, customers can also e-mail questions directly to technical support staff, as well as find solutions online through the use of the tutorials found at our Web site.

COMPETITION

The telecommunications industry and all of its segments are highly competitive and many of our existing and potential competitors have greater financial, marketing, technical and other resources than we do. Competition for products and services is based on price, quality, network reliability, service features and responsiveness to customers' needs.

COMPETITIVE LOCAL EXCHANGE CARRIER

In each of our markets, we face competition from incumbent local exchange carriers, including Verizon and Ameritech, as well as other providers of telecommunications services, other competitive local exchange carriers and cable television companies. In the local exchange markets, our principal competitor is the incumbent local exchange carrier. We also face competition or prospective competition from one or more competitive local exchange carriers. For example, the following companies have each begun to offer local telecommunications services in major U.S. markets: AT&T, MCI WorldCom, McLeod USA, Choice One Communications, XO Communications and Sprint.

Some of our competitors, including AT&T, MCI WorldCom and Sprint, have entered into interconnection agreements with Verizon and Ameritech in states in which we operate. These competitors either have begun or in the near future likely will begin offering local exchange service in those states. In addition to these long distance service providers and existing competitive local exchange carriers, entities that currently offer or are potentially capable of offering switched telecommunications services include:

      -     wireless telephone system operators;

      -     large customers who build private networks;

      -     cable television companies; and

      -     other utilities.

Competition in our competitive local exchange carrier business will continue to intensify in the future due to the increase in the size, resources and number of market participants. Many facilities-based competitive local exchange carriers have committed substantial resources to building their networks or to purchasing competitive local exchange carriers or inter-exchange carriers with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with incumbent local exchange carriers, including regional Bell operating companies and inter-exchange carriers, a provider can offer single source local and long distance services similar to those offered by us. Additional alternatives may provide competitors with greater flexibility and a lower cost structure than ours. Some of these competitive local exchange carriers and other facilities-based providers of local exchange service are acquiring or being acquired by inter-exchange carriers. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered or planned to be offered by us.

INTERNET

The Internet services market is also extremely competitive. We compete directly or indirectly with the following categories of companies:

      - established online services, such as America Online, the Microsoft Network and Prodigy;

      - local, regional and national Internet service providers, such as Earthlink, United Online and Internet America;

      -     national telecommunications companies, such as AT&T and MCI;

      - providers of Web hosting, co-location and other Internet-based business services, such as Verio, Inc.;

      - computer hardware and software and other technology companies that provide Internet connectivity with their products, including IBM and Microsoft Corporation;

      - regional Bell operating companies, such as Verizon and Ameritech, and local telephone companies;

      -     cable operators, including AT&T, Comcast and Time Warner Cable;

      -     nonprofit or educational Internet service providers;

      -     online cable services, such as Roadrunner;

      -     satellite-based online providers, such as DIRECTV and EchoStar.

We believe that the primary competitive factors determining success as an Internet service provider are:

      -     accessibility and performance of service;

      -     quality customer support;

      -     price;

      -     access speed;

      -     brand awareness;

      -     ease of use; and

      -     scope of geographic coverage.

Many of the major cable companies and some other Internet access providers offer Internet connectivity through the use of cable modems and wireless terrestrial and satellite-based service technologies. In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line programs providing high speed Internet access using the existing copper telephone infrastructure. Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national Internet service providers to provide broadband Internet access. We also believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will also intensify competition. Any of these developments could materially and adversely affect our business, operating results and financial condition.

Competition will increase as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. As a result, our businesses may suffer.

CUSTOMER DEPENDENCE AND SEASONALITY

We do not depend upon any single customer for any significant portion of our business. Neither our business nor the telecommunications industry are generally characterized as having a material seasonal element, and we do not expect our business or the industry to become seasonal in the foreseeable future.

EMPLOYEES

As of December 31, 2002, we had an aggregate of approximately 1,250 employees. None of our employees are represented by any labor organization. We believe that our relationship with our employees is excellent.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors and other information included in our Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISK FACTORS RELATING TO OUR COMMON STOCK AND CORPORATE CONTROL:

   Our anti-takeover defense provisions may deter potential acquirers and may depress our stock price.

Delaware corporate law, our restated certificate of incorporation and our amended bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions include the following:

      - we may issue preferred stock with rights senior to those of our common stock;

      - we have a classified board of directors with terms that do not expire for three years from reelection;

      -     our charter prohibits action by written consent of stockholders; and

      - we require advance notice for nomination of directors and for stockholder proposals.

In addition, under our stockholder rights plan, holders of our common stock are entitled to one right to purchase 1/1000 of a share of our Series A junior participating preferred stock for each outstanding share of common stock they hold, exercisable under defined circumstances involving a potential change of control. The preferred stock purchase rights have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Those provisions could have a material adverse effect on the premium that potential acquirers might be willing to pay in an acquisition or that investors might be willing to pay in the future for shares of our common stock.

   Our significant stockholders, some of whom have the right to maintain specified ownership percentages of our voting securities and a contractual right to representation on our board of directors, may have interests that conflict with our interests and the interests of our other stockholders.

Michael Karp, together with the Florence Karp Trust, currently owns 34.0% of our common stock. Booth American Company currently owns 20.6% of our common stock. Thomas Gravina, who is our CEO, President and a director, currently owns 11.4% of our common stock. Debra Buruchian currently owns 11.1% of our common stock. Subject to the terms of our stockholder rights plan, each of the above stockholders has the right, together with their affiliates and their associates, to increase their percentage ownership of our voting securities each year by the amount equal to 0.0735 times his, her or its original percentage ownership of our common stock. Under the terms of the exchange agreement, in no event are any of the above stockholders permitted to own more than 39.0% of our voting securities. As a result of their ownership of large amounts of our common stock, these stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

This concentration of ownership may also have the effect of delaying or preventing a change in control of ATX. Michael Karp has a contractual right to designate that number of directors to our board of directors so that his representation on our board of directors is proportionate to his, together with his affiliates' and associates', ownership percentage of our common stock. Likewise, Booth American Company has the right to designate one director to our board of directors. Booth American Company has designated Ralph H. Booth, II to the board. As of March 31, 2003, Michael Karp had not nominated any directors.

   Our officers and directors own a significant portion of our outstanding common stock and may be able to control the outcome of corporate actions that require stockholder approval.

As of March 31, 2003, our directors and officers as a group own 10,739,078 shares, representing 35.8% of the outstanding shares of ATX common stock. Our directors and officers obtained all of these shares in the first phase of the ATX recapitalization. As a result of this significant ownership interest, our directors and officers are able to exercise significant control over matters requiring stockholder approval, including the election of directors or a change in control of ATX.

   We may issue additional common stock or preferred stock, which could dilute your interests.

Our charter does not limit the issuance of additional common stock or preferred stock, up to the number of authorized shares of each class. We have issued options to purchase 7.1 million shares of our common stock outstanding as of December 31, 2002. In addition, upon completion of the ATX recapitalization, the public notes and warrants of CCL became convertible or exercisable, as the case may be, into shares of ATX common stock. We cannot predict the extent to which this potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock and/or preferred stock will negatively affect the trading price or the liquidity of our common stock.

   Our ability to pay dividends is restricted.

We have never paid cash dividends on our common stock and are currently restricted from doing so by the terms of our senior secured credit facility. We do not presently contemplate paying cash dividends and believe that it is extremely unlikely that we will pay cash dividends in the foreseeable future due to our current financial condition.

   The delisting of our common stock from the NASDAQ National Market could, among other things, have a negative impact on the trading activity and price of our common stock and could make it more difficult for us to raise capital in the future.

The market price of our common stock could fluctuate widely in response to numerous factors and events, including the lack of trading history and the delisting of our common stock from the Nasdaq National Market. Since our common stock no longer trades on Nasdaq, we cannot predict the extent to which investors' interest in us will lead to the development of a trading market in our common stock or how liquid the market might become. We cannot assure you that our common stock will trade at the same levels as the stock of other telecommunications companies.

Our shares trade on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is not considered an exchange. Shares that trade on the Over-the-Counter Bulletin Board do not enjoy the same liquidity as shares that trade on the Nasdaq or a national securities exchange and obtaining timely and accurate quotations is more difficult.

   Sales of large amounts of our common stock or the perception that sales could occur may depress our stock price.

We issued an aggregate of 26,056,806 shares of our common stock to former holders of other securities as part of the ATX recapitalization. These shares represent approximately 87% of our outstanding common stock. None of these shares are subject to any lock up restrictions and may be sold at any time, except that some shares issued in accordance with the exchange agreement may only be transferred in specified manners.

Sales in the public market of the securities acquired in connection with the ATX recapitalization could lower our stock price and impair our ability to raise funds in additional stock offerings. Future sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering of our equity securities.

RISK FACTORS RELATING TO OUR BUSINESS:

   We are at risk of not being able to meet our near term cash requirements.

At December 31, 2002, our current liabilities exceed our current assets by approximately $101 million. Our operating losses and capital expenditures currently result in negative cash flow. We cannot assure you that:

      1) we will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required;

      2) actual costs will not exceed the amounts estimated or that additional funding will not be required;

      3)    we will be able to access this cash flow;

      4)    we will be able to sell assets or businesses;

      5)    we will not be adversely affected by interest rate fluctuations; or

      6)    we will be able to secure additional financing.

These factors may affect our ability to meet our cash requirements, which may have an adverse effect on us, and potentially our viability as an ongoing business.

   We may not continue to maintain compliance with all required ratios and covenants contained in our Senior Secured Credit Facility.

On March 31, 2003, we entered into an amendment to our senior secured credit facility, under which the lenders agreed to waive and/or amend certain financial covenants set forth in the credit agreement until January 31, 2004. The amendment revised and added financial covenants, in order to better reflect our current operations. We cannot assure you that we will be able to maintain compliance with the requirements of those agreements. In addition it is likely that we will not be in compliance with the requirements of those agreements as of January 31, 2004, the date on which the waivers and amendments described above expire.

   To develop our business, fund our capital commitments and service our indebtedness and other obligations, we will require a significant amount of cash.

Our strategy will require capital to build and maintain our network, including potentially building through acquisitions. In addition, our businesses that resell services provided by larger, facilities based companies will require additional capital to acquire new customers and to finance the support of these new customers. Our businesses will also require additional billing, customer service and other back-office expenditures. In addition, we will require significant amounts of capital to meet all of our debt service and other obligations as they become due. We currently have debt, which consists of a $156.1 million senior secured credit facility, approximately $18 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011, approximately $9.5 million of capital leases and approximately $4.4 million of CCL's 6% Convertible Subordinated Notes. We estimate that our aggregate debt service and capital expenditures will amount to approximately $20.6 million during 2003 and approximately $43.9 million during 2004. We anticipate that we and our subsidiaries will not generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. In addition, based on our current business plan, we do not expect that we will have the cash available to fund the required deferred interest and principal payments on the senior secured credit facility on or before February 2, 2004, the date on which such payments become due.

We intend to fund our requirements from cash and cash equivalents on hand, funds internally generated by operations and future issuances of both public and private debt and equity. We cannot give you any assurance that we will be able to meet our obligations, including the repayment of our present and future indebtedness, with the resources currently on hand or the cash that may be generated by our operations in the future. We also cannot assure you that we will be able to raise capital through equity or debt financings.

If we are unable to repay our present or future indebtedness, we may be required to consider a number of measures, including:

      -     limiting or eliminating business projects;

      -     refinancing all or a portion of our debt;

      -     seeking modifications of the terms of our debt;

      - seeking additional debt financing, which may be subject to obtaining existing lender consents;

      -     seeking additional equity financing; or

      -     a combination of these measures.

We cannot assure you that any of these possible measures can be accomplished, or can be accomplished in sufficient time to allow us to make timely payments with respect to our indebtedness. In addition, we cannot assure you that any measures can be accomplished on terms, which will be favorable to us and our subsidiaries.

   We have an accumulated deficit and expect to incur net losses for some time.

We have incurred significant losses since we began doing business. As of December 31, 2002, we had an accumulated deficit of $1.2 billion and our shareholders' equity was a deficit of $136.2 million. We had a net loss of $154.2 million and negative operating cash flows of $3.8 million for the year ended December 31, 2002.

We expect to incur future operating losses and cannot assure you that we will achieve or sustain profitability in the future. If we fail to become profitable or to generate positive cash flow, it could adversely affect our ability to sustain our operations, to raise additional required funds, and to make the required payments on our indebtedness.

   Uncertainties regarding our financial condition may adversely impact our ability to obtain trade credit and vendor financing, and may adversely affect our relationships with creditors and vendors.

Our financial difficulties and our anticipated cash flow and liquidity problems led to our decision to consummate the ATX recapitalization. In addition, we negotiated favorable settlements for less than the full amount owed to many of our trade creditors. These events may cause trade creditors and vendors to view our business prospects with a heightened level of uncertainty, and as a result:

   - our existing trade creditors and vendors may be less willing to advance trade credit and vendor financing on the terms or at the levels previously provided; and

   - we may have difficultly in securing trade credit and vendor financings from new sources.

If we experience difficulty in obtaining new trade credit and vendor financing, or if the terms of financing become less favorable than those previously provided, our future revenues, cash flows and profitability may be adversely affected, and we may not have sufficient cash to fund our current operations unless we locate alternative sources of financing, which may not be possible on acceptable terms or at all.

   Our substantial indebtedness could adversely affect our financial health.

At December 31, 2002, we had $188 million in outstanding debt obligations as follows: a $156.1 million senior secured credit facility; approximately $18 million of 10.75% Unsecured Convertible PIK Notes due 2011; approximately $4.4 million of CCL's 6% Convertible Subordinated Notes and approximately $9.5 million in capital leases. In addition, we had approximately $118.8 million in trade payables and accrued expenses outstanding. This substantial amount of debt, cash interest due from time to time under the senior secured credit facility and any other trade payables and other debt, which we may incur, may have important consequences to you. For example, it could:

      - limit our ability to obtain additional financing, which may be needed for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

      - increase our vulnerability to adverse economic and industry conditions;

      - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

      -     increase our sensitivity to interest rate fluctuations;

      - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

      - place us at a competitive disadvantage compared to our competitors that may have less debt.

   Our employment agreements with our senior executive officers represent a significant cash obligation.

We have significant compensation obligations to our President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer. These compensation obligations are higher than we have paid our senior executives in the past. Although a significant portion of these compensation obligations are tied to performance, we are committed to paying these senior executives substantial base salaries regardless of our performance. Our compensation obligations to these senior executives represent a significant cash obligation regardless of whether such results are achieved.

   Restrictions imposed by our debt agreements may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

The credit agreement governing our senior secured credit facility contains a number of covenants, which may significantly limit our or our subsidiaries' ability to, among other things:

      -     borrow additional money;

      -     make capital expenditures and other investments;

      -     pay dividends;

      -     merge, consolidate or dispose of our assets;

      -     enter into transactions with related entities;

      -     incur additional liens; and

      -     refinance junior indebtedness.

It is an event of default under our senior secured credit facility if we experience change of control events including the acquisition by a person or group of more than 35% of our voting power in the circumstances set forth in the senior secured credit facility. In addition, the senior secured credit agreement contains financial and operational maintenance covenants. If we fail to comply with these covenants, we will be in default under that credit agreement. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this were to occur today, we would not be able to repay our debt and may not be able to borrow sufficient funds to refinance it. Even if new financing were available, it may not be on terms that are acceptable to us or in sufficient amounts to enable us to continue our operations. In addition, complying with these covenants may cause us to take actions that we otherwise would not take, or not take actions that we otherwise would take.

   We are a holding company that is dependent upon cash flow from our subsidiaries to meet our obligations - our ability to access that cash flow may be limited in some circumstances.

We are a holding company with no independent operations or significant assets other than investments in and advances to our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. The terms of existing and future indebtedness of our subsidiaries and the laws of the jurisdictions under which our subsidiaries are organized generally limit the payment of dividends, repayment of loans and other distributions to them, subject in some cases to exceptions that allow them to service indebtedness in the absence of specified defaults. Our senior secured credit facility contains covenants that restrict our ability and the ability of our subsidiaries to declare dividends and to issue new indebtedness.

   We have material disputes with vendors and other parties that could expose us to material breach of contract and other commercial claims.

We purchase goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. We also provide goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject us to costly litigation and divert our technical and/or management personnel. Additionally, any litigation liability that is not covered by our insurance or exceeds our coverage could have a negative effect on our business, financial condition and/or operating results.

   Our reliance on incumbent local exchange carriers and other facilities-based providers of telecommunications services, and changes to our agreements with these providers, could have a material adverse effect on us.

We depend upon our agreements with the incumbent local exchange carriers, who also compete with us in our existing and targeted markets. There are two primary types of agreements that we enter into with these providers:

      - interconnection agreements, which specify how we connect our network with, and purchase unbundled elements of, the network of the incumbent local exchange carriers in each of our markets; and

      - resale agreements, through which we provide telecommunications services on a resale basis.

The termination of any of our contracts with our carriers or a reduction in the quality, or increase in cost, of their services could have a material adverse effect on our financial condition and results of operations. Similarly, the failure or refusal by the incumbent local exchange carriers to comply with their obligations under our interconnection agreements or resale agreements could result in customer dissatisfaction and the loss of existing and potential customers. In light of our ongoing litigation with the local exchange carriers, on which we depend for certain services, from time to time, those carriers have and will likely continue to threaten service disruptions or terminations. Any service disruptions or terminations, if actually implemented, could have a material adverse effect on our business. In addition, the rates charged to us under the interconnection agreements or resale agreements may limit our flexibility to price our services at rates that are low enough to attract a sufficient number of customers and permit us to operate profitably. Further, many of our agreements with our suppliers require us to purchase a minimum commitment of services, which we may not be able to resell in a manner which allows us to recover our expenses. The outcome of regulatory or judicial rulings with respect to these agreements could have a material adverse effect on our financial condition and results of operations.

We rely on telecommunications carriers to transmit our traffic over local and long distance networks. Our dependence on other facilities-based carriers means that we depend on the quality and condition of their networks, which could cause interruption in service and/or reduced capacity for our customers.

We may not be able to obtain the facilities and services we require at satisfactory quality levels, deployment levels, rates, or terms and conditions, which could delay the buildout of our networks, degrade the quality of service to our subscribers, effect the pricing of our products and services and thus have materially adverse effects on our operating results. Further, several of our telecommunications suppliers have sought the protection of the bankruptcy courts or have indicated that they may not be able to continue operations. It is possible that the failure or liquidation of one or more of our suppliers may negatively impact our ability to provide services to our customers.

In addition, we depend upon suppliers of network services, hardware and software. If these suppliers fail to provide network services, equipment or software in the quantities, at the quality levels or at the times required, or if we cannot develop alternative sources of supply, it will be difficult, if not impossible, for us to provide our services.

   Our lack of sufficient network capacity to accommodate new users, to maintain network reliability or to maintain network security could have a material adverse effect on our ability to attract and retain customers.

Success in our businesses depends, in part, on the capacity, reliability and security of our network infrastructure. Network capacity constraints may occur in the future, both at the local and national levels. These capacity constraints could result in slowdowns, delays or inaccessibility when members try to use a particular service. Poor network performance could cause customers to discontinue service with us. Reducing the incidence of these problems requires constantly expanding and improving our infrastructure, which could be very costly and time consuming.

Our Internet services network infrastructure is composed of a complex system of routers, switches, transmission lines and other hardware used to provide Internet access and other services. This network infrastructure will require continual upgrades and adaptation as the number of customers and the amount and type of information they wish to transmit over the Internet increases. This development of network infrastructure will require substantial financial, operational and managerial resources. We cannot be certain that we will be able to upgrade or adapt our network infrastructure to meet additional demand or changing customer requirements on a timely basis and at a commercially reasonable cost, or at all. If we fail to upgrade our network infrastructure on a timely basis or adapt it to an expanding customer base, changing customer requirements or evolving industry standards, our business could be adversely affected.

We also have to protect our infrastructure against fire, power loss, telecommunications failure, computer viruses, security breaches and similar events. While we currently maintain multiple network operations centers with fail-over capability, our network is vulnerable to disruption if any of our operation centers or other network components are impaired. A significant portion of our computer equipment, including critical equipment dedicated to our telephone network and Internet access services, is presently located at four network operating centers: Philadelphia, Pennsylvania; Cleveland, Ohio; East Lansing, Michigan; and New Berlin, Wisconsin. A natural disaster or other unanticipated occurrence at our switch or co-location facilities, network operations center or points-of-presence through which members connect to the Internet, in the networks of telecommunications carriers we use, or in the Internet backbone in general could cause interruptions to our Internet services.

GOVERNMENT REGULATION OF THE TELECOMMUNICATIONS SERVICES BUSINESS

OVERVIEW

The telecommunications services we provide are subject to regulation by federal, state and local government agencies. The following summary does not purport to describe all current and proposed regulations and laws affecting the telecommunications industry, but rather is intended to present a general overview of significant regulatory regimes and developments. Federal and state regulations and legislation are the subject of ongoing administrative, legislative and judicial proceedings, the outcome of which could affect in varying degrees the manner in which we operate. Neither the outcome of these proceedings nor their impact on the telecommunications industry generally or our businesses in particular can be predicted at this time. Future federal or state regulation, legislation or judicial decisions could be less favorable to us than current regulation, legislation or judicial decisions and could have a material adverse impact on our businesses, financial prospects and results of operations. In addition, we may expend significant financial and managerial resources to participate in proceedings relating to laws affecting the telecommunications industry and our businesses, without necessarily achieving a favorable result.

At the federal level, the FCC has jurisdiction over interstate and international services. Interstate services are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state and both the FCC and state public service commissions exercise jurisdiction over such services. Municipalities and other local government agencies may also regulate limited aspects of our business, such as use of government-owned rights-of-way and construction permits. Our network is also subject to numerous local regulations such as building codes, franchise and right-of-way licensing requirements.

TELECOMMUNICATIONS ACT OF 1996

The federal Telecommunications Act, enacted in 1996, has resulted and will continue to result in substantial changes in the marketplace for telecommunications services. Among its more significant provisions, the Telecommunications Act:

      - removes legal barriers to entry into telecommunications services, such as long distance and local exchange services;

      - requires incumbent local exchange carriers such as Verizon or SBC, which we sometimes refer to as ILECs, to interconnect with and provide services for resale by competitors, which we sometimes refer to as CLECs, and to provide unbundled access to select portions of the ILEC's local network;

      - permits ILECs, including regional Bell operating companies, to enter into new markets, such as long distance and cable television, under certain conditions;

      - relaxes regulation of telecommunications services provided by ILECs and all other telecommunications service providers; and

      - directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service.

REMOVAL OF ENTRY BARRIERS

The provisions of the Telecommunications Act should enable us to provide a full range of telecommunications services in any state in which we have obtained the necessary authorization from the state regulatory commission to provide such services. The provisions of the Telecommunications Act also reduce the barriers to entry for other potential competitors and therefore could increase the level of competition that we face in markets affected by the Telecommunications Act. The following requirements of the Telecommunications Act were designed to facilitate competition in local markets and are the principal provisions that enable us to provide competitive local telecommunications services to customers in our target markets:

      - Unbundled Access to ILEC Network Elements. ILECs must offer to any requesting telecommunications carrier access to various unbundled elements of the ILEC's network for the provision of telecommunications services. This requirement allows us and other competitors to purchase at cost-based rates elements of an ILEC's network without which we would be impaired in our ability to provide telecommunications service to our customers.

      - Interconnection. ILECs must provide, for the facilities and equipment of any requesting telecommunications carrier, interconnection with the ILEC's network for the transmission and routing of exchange service and exchange access service at any technically feasible point within the ILEC's network, all at cost-based rates. This requirement allows us to interconnect our network in a particular market with that of the ILEC so that our respective customers can place and receive calls between one another over our respective networks.

      - Dialing Parity. All local exchange carriers (both ILECs and CLECs) must provide dialing parity, which means that local customers cannot be required by their local carrier to dial more digits to connect with any other carrier than is required for a comparable call originating and terminating on the serving carrier's network.

      - Telephone Number Portability. All local exchange carriers must provide telephone number portability, which enables a customer to keep the same telephone number when the customer switches local exchange carriers.

      - Reciprocal Compensation. The duty to provide reciprocal compensation means that local exchange carriers must terminate calls that originate on competing networks in exchange for a given level of compensation, and that they are entitled to termination of calls that originate on their network, for which they must pay a given level of compensation.

      - Resale. Local exchange carriers may not prohibit or place unreasonable restrictions on the resale of their services to end-user customers. In addition, ILECs must offer to sell their retail local exchange services to competitive carriers at a wholesale rate that is less than the retail rate charged by the ILEC so that competitive carriers can resell such services to their own end-user customers.

      - Collocation. Subject to space, equipment use and other limitations, ILECs must permit CLECs to install and maintain some types of their own network equipment in ILECs' central offices and remote terminals at cost-based rates.

      - Access to Private Rights of Way. ILECs, CLECs and certain other utilities must allow telecommunications carriers to purchase access to poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

      - Good Faith Negotiations. ILECs are required to negotiate in good faith with other carriers that request any or all of the arrangements discussed above. If a requesting carrier is unable to reach agreement with the ILEC within a prescribed period of time, either carrier may request arbitration by the applicable state commission.

      - Rates. The FCC has determined that the rates charged by ILECs for interconnection and Unbundled Network Elements must be calculated using a forward-looking, cost-based methodology, and state regulatory authorities have been charged with applying that methodology in order to establish the rates that may be charged by ILECs in a particular state. As a result, the rates charged by ILECs may vary greatly from state-to-state and are typically established only after a lengthy and expensive negotiation, arbitration and/or review process. Recurring and non-recurring charges for unbundled telephone lines and other Unbundled Network Elements may change from time-to-time based on the rates proposed by ILECs and approved by state regulatory commissions. This regulatory construct creates a certain degree of uncertainty about how rates for interconnection and Unbundled Network Element will be determined in the future, although rate changes typically occur gradually over time after extensive scrutiny and debate.

While the Telecommunications Act generally requires ILECs to offer interconnection, Unbundled Network Elements and resold services to CLECs, many of these items are sold by ILECs under interconnection agreements with the purchasing CLECs. ILEC-to-CLEC interconnection agreements are typically of limited duration, requiring the parties to renegotiate various terms of the agreements on a periodic basis. Additionally, ILECs may not provide timely installation or adequate service quality, thereby impairing a CLEC's operations, revenue streams and reputation with customers who can often easily switch back to the ILEC. We have experienced this kind of conduct and, as a result, have initiated litigation against certain ILECs seeking damages for breach of contract, violations of the antitrust laws and other bad acts. We have also initiated litigation against certain ILECs before federal and state regulators. Please refer to the section entitled "Outstanding Litigation" for more information about our litigation with the ILECs.

CURRENT REGULATORY ISSUES

The following regulatory issues are currently before the FCC and various courts and, if resolved in a manner that is not favorable to us and other competitive carriers, could have an adverse impact on our business, financial condition and/or results of operations.

RECIPROCAL COMPENSATION

In March 2000, the U.S. Court of Appeals for the D.C. Circuit overturned the FCC's previous determination that calls bound for Internet service providers that originate on the network of one carrier and terminate on the network of another carrier are not local, and thus not subject to the reciprocal compensation requirements of the Telecommunications Act. In response to this court ruling, in April 2001 the FCC once again determined that calls placed to ISPs for access to the Internet are not subject to reciprocal compensation. The FCC adopted a three-year graduated scheme for ISP-bound traffic in which (1) the compensation rates for ISP-bound traffic decrease on a yearly basis; and (2) the amount of compensable traffic is limited under certain conditions. In addition, the FCC initiated a proceeding to comprehensively review all intercarrier compensation schemes, in which the FCC suggested moving to a bill-and-keep regime for all intercarrier payments. The interim graduated rate regime for ISP-bound traffic will remain in place until the later of the expiration of the three-year period or until the FCC concludes its review of all intercarrier compensation schemes. In May 2002, the U.S. Court of Appeals for the D.C. Circuit once again found the FCC's analysis faulty and remanded the case back to the FCC, although the Court did not vacate the rules at issue. The FCC has not yet initiated its remand proceeding.

Our existing interconnection agreements with Verizon and SBC have expired and, to the extent that we are purchasing services under such agreements rather than wholesale tariffs, we are doing so under extension arrangements pending the negotiation or adoption of new agreements. In connection with such agreements, we will be required to negotiate new reciprocal compensation rates and arrangements covering the scope of traffic covered by such arrangements. A reduction in the rates payable for the termination of traffic originating on networks of the ILECs or other carriers could have an adverse effect on our future revenues from this kind of service. However, reciprocal compensation represents only a small portion of our revenues, so we do not anticipate that such a change would have a material adverse affect on our financial condition or results of operations.

COLLOCATION

The FCC has adopted rules requiring incumbent local exchange carriers to provide collocation to competitive local exchange carriers for the purpose of interconnecting their competing networks. In a July 2001 decision, the FCC concluded that collocating equipment is necessary for interconnection or access to Unbundled Network Elements if an inability to deploy that equipment would, as a practical, economic, or operational matter, preclude the requesting carrier from obtaining interconnection or access to Unbundled Network Elements. In addition, the FCC found that multifunctional equipment satisfies the necessary standard only if the equipment's primary purpose and function is to provide the requesting carrier with equal in quality interconnection or nondiscriminatory access to UNEs. Finally, the FCC determined that ILECs are no longer required to permit competitors to construct and maintain cross-connects outside the physical collocation space of the ILEC's premises. However, ILECs must provision cross-connects between collocated carriers upon reasonable request. In June 2002, the U.S. Court of Appeals for the D.C. Circuit rejected the ILECs' challenges to the FCC decision. In subsequent FCC decisions on collocation matters, the FCC clarified certain aspects of its rules, largely confirming CLECs' rights to collocate on reasonable terms. The terms and conditions of providing collocation and any proposed changes by ILECs are subject to both FCC and state regulatory oversight.

TRIENNIAL REVIEW

In February 2003, the FCC adopted its Triennial Review Order, in which it reviewed and altered the list of elements deemed subject to the unbundling requirement. In doing so, the FCC indicated that consideration was being given to a decision by the U.S. Court of Appeals for the D.C. Circuit that had overturned a prior FCC decision establishing certain network elements as subject to the unbundling requirement.

While the FCC has issued a press release describing its actions, it has not yet released the official text of its decision. The press release is not an official document that has any binding effect under the law. Although the press release provides a general overview of the FCC's Order, it is possible that the actual text of the Order may include provisions that differ from how they have been described in the press release. Furthermore, it is likely that the Order, once published, will be challenged in the courts and/or modified by the FCC itself in response to various requests for reconsideration. These challenges and modifications could materially change the FCC's order.

Consequently, it is not possible to know at this time what impact the decision will ultimately have on the Company's operations. Although some of the aspects of the decision as described in the press release appear to be favorable to the Company's lines of business, the final detailed text and therefore the actual impact could differ from the general descriptions in the press release. Although certain significant aspects of the decision, as described in the FCC's press release, are described below, it must be emphasized that no reasonably certain assessment of the FCC's decision can be made until the full text of the Order is published.

      - UNE-P. The Unbundled Network Element Platform, known as UNE-P, enables CLECs to provide services to end-users at competitive rates. Because each network element comprising the platform is required to be sold by the ILECs at rates that have been established consistent with the FCC's forward-looking cost methodology, the rates that CLECs must pay for access to the platform are substantially lower than those that they would have to pay if they were simply reselling the ILEC's retail services. UNE-P also enables CLECs to offer new and different packages of services at more attractive price points, and to bill and collect compensation from other telecommunication carriers for providing access to the CLEC's UNE-P network. As a result, UNE-P generally enables competitors to operate with more favorable margins than on a resale basis, and to market to customers over a broader geographic area without incurring the up-front costs of deploying a network in that area. Our CLEC subsidiaries use UNE-P extensively to serve customers in areas where we do not maintain network facilities.

            According to the press release, the FCC has established a presumption in favor of preserving the unbundling requirements for all network elements necessary for UNE-P to the extent such elements are used to serve residential and smaller business customers, sometimes referred to as mass-market customers. At the same time, the FCC has indicated that its Order will set out specific economic and operational criteria that must be employed by state regulators to assess on a "granular" basis whether the removal of one or more elements necessary for UNE-P would impair the ability of CLECs to serve mass market customers in a particular geographic market. To the extent that impairment is found in a particular market, UNE-P would remain available in that market. Upon a finding that impairment does not exist in a particular market, the FCC's press release indicates that UNE-P would be phased out in that market over a three-year transition period. The press release indicates that state proceedings to consider this issue must be completed within nine months of the date that the FCC releases the full text of its Order.

            As for larger business customers, namely those served by high-capacity loops at DS-1 levels and above, the FCC's press release indicates that the FCC has established a presumption against requiring ILECs to provide unbundled local switching - an essential element of UNE-P - based on a generalized finding of no impairment. Again, the FCC has given the states the discretion to rebut this presumption and preserve UNE-P for these kinds of customers in particular geographic markets, but the states have been directed to complete any such proceedings within 90 days of the FCC's Order. (For customers of this type, we utilize our own switch facilities to provide local services, and therefore do not rely on UNE-P for this customer segment in any material way.)

      - Loops. Loops are the part of the telephone network that connect the end-user's premises with the ILEC's central office. The FCC's decision appears to address the loop unbundling obligations of the ILECs by delineating the types of transmission facilities and technologies used along with the types of customers they serve. For example, the press release states that all copper loops remain subject to the unbundling requirements, including voice-grade loops, such as those used for a residential customer, and certain higher capacity loops using copper such as DS-1s and DS-3s upon which the Company relies to provide services to business customers. The FCC appears to have decided to remove from the unbundling requirement certain other types of loops, including so-called "greenfield" loops used to serve entirely new areas like new subdivisions, certain types of "brownfield" loops where the ILEC is overbuilding existing facilities, and certain aspects of hybrid loops that combine both copper and fiber to serve customers over a single facility.

      - Network Modifications (the "No Facilities" issue) The press release indicates that the FCC has taken action to prevent ILECs from rejecting orders from competitors on the basis that "no facilities" are available to service the customer, even though the ILEC would perform the work necessary to service the line if an order was placed by one of its own end-user customers. Apparently, the new rules will require ILECs to make routine network modifications to UNEs used by CLECs where the requested facility has already been constructed. This includes deploying multiplexers to existing loop facilities and other activities that the ILEC would undertake to connect its own retail customers.

      - Special Access circuit to Enhanced Extended Loop Conversions. An Enhanced Extended Loop, also known as an EEL, is a combination of Unbundled Network Elements typically comprised of a loop, unbundled switching and local transport that may be used a CLEC to provide service to end-user customers. Although EELs generally involve the same serving arrangements as special access circuits that are sold by ILECs to customers on a retail basis, the FCC's rules require ILECs to sell EELs to CLECs at cost-based rates so long as they are used to carry a substantial amount of local calling traffic. In an earlier order, the FCC established rules that allowed ILECs to deny orders for EELs where a portion of the circuit comprising an EEL would be commingled with other portions of a circuit that carried a substantial amount of interstate calling traffic, or where the EEL would be combined with a product or service that the ILEC was providing only under a retail tariff. These restrictions had the effect of limiting the use of EELs by competitive carriers, and also increased the propensity for ILECs to improperly reject legitimate orders for EEL circuits. The press release indicates that the FCC's new rules will prohibit ILECs from refusing to provision EEL circuits based on these justifications.

      - Transport. The press release indicates that state regulators have been given the authority to remove certain kinds of the local transport element from the list of elements that must be unbundled by ILECs, including dark fiber, DS-1 and DS-3 transport upon certain findings. The press release indicates that shared transport could be removed as an element in tandem with the decision-making regarding unbundled local switching, as discussed in the section regarding UNE-P above.

      - Interconnection Agreements. The press release indicates that the FCC will open a further notice of proposed rulemaking to seek comment on whether to modify the FCC's interpretation of Section 252(i) of the Act - the FCC' s so-called "pick-and-choose" rule. That provision, as currently interpreted, allows competitive carriers to select portions of other interconnection agreements to which they are not a party and insist that they be incorporated into newly negotiated agreements. Our interconnection agreements with the ILEC's have expired and we are currently operating under extension periods pending the negotiation or adoption of new agreements under Section 252 of the Telecommunications Act. It is not possible at this time to predict how such a proceeding could affect our ability to obtain favorable successor agreements, if at all.

      - Rates. The press release indicates that the FCC has determined to clarify certain aspects of its methodology for setting rates that may be charged by ILECs for interconnection and access to Unbundled Network Elements.

LOCAL EXCHANGE CARRIER ENTRY INTO NEW MARKETS

Section 271 Entry. Our principal competitor in each market is the ILEC. Some of these carriers, known as the Regional Bell Operating Companies or RBOCs, are permitted to provide long distance services to customers outside of their local service areas and in conjunction with their mobile telephone services, but were historically prohibited from providing long distance services that originate in a state where they provide local telephone service, which is referred to as in-region long distance service. Section 271 of the Telecommunications Act established procedures under which RBOCs can provide in-region long distance services in a state after receiving approval from the FCC. To obtain approval, the RBOC must comply with a competitive checklist that incorporates, among other things, the interconnection requirements discussed above.

Approval from the FCC under Section 271 enables an RBOC to provide customers with a full range of local and long distance telecommunications services. The provision of landline long distance services by RBOCs is expected to reduce the market share of the major long distance carriers, which may be significant customers of our local exchange services. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the inter-exchange carriers and to compete in offering a package of local and long distance services. The FCC has approved Section 271 applications for more than one half of the states, with additional states the subject of applications pending before the FCC. More specifically, Verizon has obtained approval for all of its territory except for Maryland, West Virginia, and the District of Columbia and an application for these last three jurisdictions is currently pending before the FCC. SBC has obtained approval to provide in-region long distance services in numerous states, although it does not have such approval for any states in the former Ameritech region where we compete with SBC. SBC's Section 271 application for Michigan is pending before the FCC. We anticipate that the ILECs will soon initiate similar proceedings to obtain long distance service authority in every other state in which we operate.

ACCESS CHARGES

In addition to charging other carriers reciprocal compensation for terminating local traffic, we also collect access charges from carriers for originating and terminating inter-exchange traffic on our network. Federal law requires that these charges be just and reasonable. Some inter-exchange carriers, referred to as IXCs, have challenged the switched access rates of some competitive local exchange carriers, asserting that the charges of these carriers for switched access services are higher than those of the ILEC serving the same territory, and are therefore unjust and unreasonable. These IXCs have refused to pay CLEC access charges in excess of the corresponding ILEC rate. In response, the FCC adopted an order in April 2001, which gradually aligns competitors' access charge rates more closely with those of the ILECs. Specifically, during the first year of the FCC's order, from June 20, 2001 through June 19, 2002, the FCC established a benchmark rate of 2.5 cents per minute, or the rate of the corresponding ILEC of the study area of the relevant end-user customer, whichever is higher. From the period between June 20, 2002 through June 19, 2003, the benchmark rate has been dropped to 1.8 cents per minute, or the ILEC rate, whichever is higher. As of June 20, 2003 the benchmark rate will drop to
1.2 cents per minute, or the ILEC rate, whichever is higher. Finally, as of June 20, 2004, the benchmark rate will drop to the switched access rate of the competing ILEC. Competitors have the option to tariff their access rates, for those areas where they have previously offered service, at either the benchmark rate or the rate of the corresponding ILEC in the study area of the relevant end-user customer, whichever is higher. Any CLEC access charges above the benchmark will be mandatorily detariffed, although CLECs may negotiate higher rates with inter-exchange carriers. In our capacity as a provider of long distance services, these reductions in access charge rates will help to reduce our costs of carrying long distance calls of customers that originate or terminate on the local exchange networks of competitive carriers. Conversely, in our capacity as a CLEC, these changes will reduce the amount of revenues that we collect from IXCs for providing exchange access services. Certain carriers have asked the FCC to reconsider various elements of its decision and those petitions are now under consideration. The FCC's decision will also be subject to review by a federal appellate court once the FCC acts on reconsideration.

In May 2000, the FCC issued an order adopting an integrated interstate access reform and universal service proposal put forth by a coalition of incumbent local exchange carriers and inter-exchange carriers. In September 2001, the U.S. Court of Appeals for the Fifth Circuit upheld the FCC Order but remanded the FCC's decision on two of the issues appealed. The FCC is currently seeking comment on the remand. These reforms have been largely revenue neutral for the incumbent local exchange carriers, and have reduced the amount of access charges the long distance companies have had to pay. It is too early to assess what impact, if any, they will have on us. In addition, the FCC has pending an open-ended proceeding to consider broad based reforms for all inter-carrier compensation, including access charges.

UNIVERSAL SERVICE

Universal service obligations under the Telecommunications Act apply to all telecommunications carriers that provide interstate telecommunications services. Under FCC rules, all telecommunications carriers providing interstate telecommunications services, including us, are required to contribute to universal service support for high cost and low-income areas, for schools and libraries, and for rural health care programs. Our contribution to the federal support funds is calculated based on a percentage of its gross end-user interstate and international telecommunications revenue. The amount of our required contribution may be passed on to end-users on a pro rata basis. In December 2002, the FCC adopted interim measures to reform universal service arrangements. These interim changes require the use of projected revenues, rather than historical revenues, as the basis for calculating universal service contribution percentages.

The current arrangements for federal universal service support may not be sustainable over the long term. The FCC is currently seeking comment on whether it should change the manner in which it assesses contributions, such as moving from revenue-based to per end user connection assessment.

Most state public service commissions have adopted rules to preserve universal service for intrastate services, requiring additional contributions based on intrastate revenues. Certain states are reviewing those rules, and it cannot be predicted at this time how any changes to the rules might affect our business, revenues or results of operations, if at all.

RELAXATION OF REGULATION

FORBEARANCE

The Telecommunications Act gives the FCC authority to forebear from regulating carriers if it believes regulation would not serve the public interest. The FCC is charged with reviewing its regulations for continued relevance on a regular basis. As a result of this mandate, a number of regulations that apply to CLECs have been, and others may in the future be, eliminated. We cannot, however, guarantee that any regulations that are now or will in the future be applicable to us will be eliminated.

DOMINANCE/NON-DOMINANCE

Through a series of proceedings, the FCC has established different levels of regulation for dominant carriers and non-dominant carriers. As a non-dominant carrier, we are subject to relatively limited regulation by the FCC. However, at a minimum, we must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory. One goal of the Telecommunications Act is to increase competition for telecommunications services and thus reduce the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of ILECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. In fact, the FCC is currently considering whether to deem ILECs non-dominant in the provision of broadband services. Since we are a non-dominant carrier and, therefore, are not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial in the long run to the ILECs than to us. Additionally, any forbearance that gives the ILECs greater pricing flexibility in respect of services that they sell in competition with us could increase or decrease our revenues, depending on whether the ILEC raises prices or lowers them.

DETARIFFING

The Telecommunications Act requires all common carriers, including our subsidiaries that provide telecommunications services, to charge just and reasonable rates for their services and to file schedules of these rates with the FCC unless the FCC forbears from the filing requirement. These schedules are known as tariffs and they represent a contract between a carrier and its customers. The FCC has used its forbearance authority to eliminate the filing of tariffs in several instances. Most non-dominant carriers must detariff for their interstate and international inter-exchange services, with minor exception.

Non-dominant carriers must now post their rates, terms and conditions for interexchange services in a publicly available form, such as on a website. Furthermore, as explained above, the FCC adopted detariffing requirements for the access charges that CLECs may levy on IXCs for completing calls to or from their customers. This rule is permissive for switched access charges at or below the benchmark rate or comparable ILEC rates, but mandatory for rates above those levels. For special access charges (flat fees based on capacity rather than per minute), CLECs are also subject to permissive detariffing. The FCC's preclusion of non-dominant interstate carriers from filing tariffs may increase our exposure to litigation. Currently, tariffs contain provisions limiting the liability of providers on a variety of issues. In the absence of filed tariffs, carriers must rely on contracts with customers to provide these liability limitations. These problems could also arise if the FCC were to decide to change permissive detariffing into mandatory detariffing.

In addition to requiring the ILECs to open their networks to competitors and reducing the level of regulation applicable to competitive local exchange carriers, the Telecommunications Act also reduces the level of regulation that applies to the ILECs, thereby increasing their ability to respond quickly in a competitive market. For example, the FCC has applied streamlined tariff regulation for introduction of new services by the ILECs, which shortens the requisite waiting period before which tariff changes may take effect. These developments enable the ILECs to change rates more quickly in response to competitive pressures. As noted above, ILECs have been given pricing flexibility for some services, including certain services that we purchase from the ILEC as well as services provided by the ILEC in competition with our various telecommunications subsidiaries. If exercised by the ILECs, this flexibility may decrease our ability to compete effectively with these carriers in certain markets and/or increase our costs of doing business.

LOCAL GOVERNMENT AUTHORIZATIONS

Many jurisdictions where we provide services require license or franchise fees based on a percentage of revenues. Because the Telecommunications Act specifically allows municipalities to charge fees for use of the public rights-of-way, it is likely that jurisdictions that do not currently impose fees will seek to impose fees in the future. The amount and basis of these fees have been challenged by several telecommunications service providers. Federal courts have taken different approaches to the appropriate standard for imposing fees associated with access to public rights-of-way. Some courts have struck down municipal ordinances that: 1) do not relate the fees imposed under the ordinance to the extent of a provider's use of the rights-of-way; 2) do not relate the fees imposed under the ordinance to the costs incurred by the local government in maintaining the rights-of-way; or 3) seek to impose fees based on a concept of the value of the use to the provider by relating the fees to provider revenues. Other courts have upheld fees that were based on factors other than the costs incurred by the local government in managing the right-of-way or the extent of usage of the right-of-way by a service provider. These inconsistent decisions could create additional costs for competitive service providers, including the Company. Additionally, because the Telecommunications Act requires jurisdictions to charge non-discriminatory fees to all telecommunications providers, telecommunications providers are challenging municipal fee structures that excuse other companies, particularly the ILECs, from paying license or franchise fees, or allow them to pay fees that are materially lower than those that are required from new competitors such as us. A number of these decisions have been appealed and, in any event, it is uncertain how quickly particular jurisdictions will respond to the court decisions without a specific legal challenge to the fee structure at issue.

REGULATION OF RESELLERS

The FCC has defined resale as any activity in which a party, the reseller, subscribes to the services or facilities of a facilities-based provider, or another reseller, and then re-offers communications services to the public for profit, with or without adding value. Resellers are common carriers generally subject to all rules and regulations placed on providers of the underlying services by either the FCC or the states in which they operate. The FCC has held that prohibitions on the resale of some common carrier services are unjust, unreasonable, and unlawfully discriminatory in violation of the Telecommunications Act. However, the FCC has decided not to impose resale requirements on mobile wireless carriers. The Although it is not clear whether the FCC would apply this obligation to all carriers in the future, most especially non-dominant carriers, resale has been a significant revenue stream for certain facilities-based carriers, especially long distance carriers, and will likely be available even absent regulatory requirements for some services.

INTERNET REGULATION

The FCC currently does not regulate the provision of Internet service, although it does regulate common carriers that provide elements of the networks on which the Internet is based. Similarly, state public utility commissions generally do not regulate Internet service, except in some limited circumstances where incumbent local exchange carriers provide Internet services. The FCC and some states, however, are monitoring the development of the Internet and the types of services that are provided through it. For example, if the FCC should determine that an Internet service provider offers a service that is an exact substitute for long distance telephone service with the sole distinction that the Internet service is based on a packet-switched network rather than a circuit-switched network, the FCC could determine that it should impose similar regulation on the new services. Voice services using Internet protocol, known as IP telephony, potentially raise this issue. To the extent that IP telephony is widely successful in removing traffic from the public switched network, the FCC will face increasing pressure to confront this issue in order to preserve revenue streams from carriers that the FCC generally believes are necessary to protect and improve the universal availability of access to telephone service over the public switched network. Additionally, at least one state is considering whether to regulate IP telephony in the same manner as traditional voice services, and others have expressed interest in possibly doing so.

Furthermore, other aspects of our operations may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, online content, user privacy, taxation of services, universal serving funding, and licensing. Congress has adopted legislation regulating several of these areas and legislation currently pending in Congress and state legislatures could prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from ILECs or other telecommunications companies, could increase our costs of providing service.

STATE REGULATION GENERALLY

Most states require companies to be certified or authorized by the state's public utility commission in order to provide intrastate common carrier or telecommunications services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

In addition to obtaining certification in each state, we must negotiate terms of interconnection with the incumbent local exchange carrier before we can begin providing switched services. State public utility commissions are required to approve interconnection agreements before they become effective and must arbitrate disputes among the parties upon request. We have already entered into interconnection agreements with Ameritech, which is now a part of SBC, and Verizon, but these agreements have expired and we are currently operating under extensions pending the negotiation or adoption of new agreements. Additionally, regulatory changes such as the FCC's Triennial Review Order could require renegotiation of relevant portions of existing interconnection agreements, or require additional court and regulatory proceedings. We are not presently subject to state-initiated price regulation based on costs or earnings. Most states require competitive local exchange carriers to file tariffs setting forth the terms, conditions and prices for intrastate services. Some states permit tariffs to list a rate range or set prices on an individual case basis. Other state requirements may include filing of periodic reports, the payment of regulatory fees and surcharges and compliance with service standards and consumer protection rules. These requirements as they may change from time-to-time could increase our costs of doing business by imposing additional operating and financial requirements.

Several states provide incumbent local exchange carriers with flexibility for their rates, special contracts, selective discounting, and tariffs, particularly for services that are considered to be competitive. This pricing flexibility increases the ability of the ILEC to compete with us and constrains the rates we may charge for our services. States may grant ILECs additional pricing flexibility. At the same time, some ILECs may request increases in local exchange rates to offset revenue losses due to competition. Some states require prior approvals or notification for some transfers of assets, customers or ownership of a competitive local exchange carrier and for issuance of bonds, notes or other evidence of indebtedness or securities of any nature. Delays in receiving required regulatory approvals may occur, thus limiting our ability to expand our product offerings and modify our rates in response to competitive pressures.

ITEM 2. PROPERTIES.

We do not own or lease any property. Some of our subsidiaries lease switch buildings, ILEC collocations and office space in those areas of the Mid-Atlantic and Midwestern United States where they maintain their operations. We believe our facilities are adequate to serve our present business operations and needs for the foreseeable future. For information concerning our lease commitments, see Note 14 to our consolidated financial statements included in Item 8 of Part II to this Annual Report entitled, "Financial Statements and Supplementary Data."

ITEM 3. LEGAL PROCEEDINGS.

Through our various operating subsidiaries, we purchase goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. Our subsidiaries also provide goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject us to costly litigation and the diversion of technical and/or management personnel. In light of our ongoing litigation with the local exchange carriers, on which we depend for certain services, from time to time, those carriers have and will likely continue to threaten service disruptions or terminations. Any service disruptions or terminations, if actually implemented, could have a material adverse effect on our business. Additionally, liabilities from litigation that are not covered by insurance or that exceed such coverage could have a material adverse effect on our business, financial condition and/or operating results.

Currently, we have the following outstanding matters, which if resolved unfavorably to us, could have a material adverse effect on us:

- On August 12, 2002, Verizon Communications, Inc. and several of its subsidiaries filed a complaint in the United States District Court for the District of Delaware against the Company and several of its indirect wholly-owned subsidiaries, referred to as the defendants, seeking payment of approximately $37 million allegedly owed to Verizon under various contracts and state and federal law. Verizon also asked the Court to issue a declaratory ruling that it has not violated the antitrust laws.

      The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, defendants believe the figure specified in the complaint includes payments that have been made by the defendants to Verizon (including in excess of $14 million paid soon after the filing of the complaint), credits that Verizon has issued to the Company since the filing of the complaint, and additional disputes for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims against Verizon, including claims seeking damages for breach of contract and treble damages for violating the antitrust laws. Defendants have also moved to dismiss Verizon's request for declaratory ruling on the antitrust claims, which Verizon has opposed.

      On November 18, 2002, Verizon filed a motion to dismiss defendants' antitrust counterclaims, relying heavily on a decision by the United States Court of Appeals for the 7th Circuit in Goldwasser v. Ameritech Corp., 222 F.3d 390 (7th Cir. 2000) dismissing antitrust claims brought on behalf of a class of consumers who had purchased services from Ameritech in Illinois. On January 9, 2003, defendants filed their opposition to Verizon's motion, noting not only that the Goldwasser case is distinguishable from defendants' antitrust claims here, but also that the appellate court's rationale in Goldwasser had been effectively repudiated by the appellate courts of the 2nd and 11th circuits, as well as by a federal trial court in the antitrust claim raised by the Company against SBC/Ameritech in the United States District Court for the Northern District of Ohio.

      Oral argument on the parties' respective motions was originally scheduled for March 31, 2003. However, on March 20, 2003, the court issued an order postponing oral argument and denying the motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Office of Curtis Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2002). Defendants intend to pursue all available remedies and counterclaims and to defend themselves vigorously; however, the defendants cannot be certain how or when these matters will be resolved or the outcome of the litigation.

- On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company, initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order against Verizon Massachusetts. Verizon has filed its answer to CoreComm Massachusetts' complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the parties' interconnection agreement and Verizon's tariffs. During the course of discovery, Verizon conceded that it had over-billed CoreComm Massachusetts by approximately $800,000. As a result, CoreComm Massachusetts amended its complaint to include claims against Verizon for unfair and deceptive acts or practices in violation of Massachusetts' fair trade practice laws. Verizon subsequently amended its complaint to specify a revised claim of $1.1 million. CoreComm Massachusetts ceased providing telephone services in Massachusetts on or about December 2002. The Company's withdrawal from providing telephone services in Massachusetts has not had material adverse affect on the Company's consolidated business.

- On April 4, 2003, we received a notice from Verizon claiming that Verizon is owed approximately $8.4 million by one of our subsidiaries, CoreComm New York, Inc., for services allegedly purchased in the state of New York. Although it has not yet fully reviewed Verizon's claims, CoreComm New York, Inc. has the right to dispute charges that are not owed and intends to fully dispute any charges that are incorrect or without merit. CoreComm New York, Inc. intends to pursue all remedies available to it and defend itself vigorously, however, it is not presently possible to predict how these matters will be resolved. The operations of CoreComm New York, Inc. do not represent a material component of our revenue, profits or operations.

- The Company and CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company, are currently in litigation with SBC Corp., Ameritech Ohio and other SBC subsidiaries over various billing and performance issues, including SBC/Ameritech's alleged violation of the antitrust laws and the adequacy of SBC/Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech Ohio. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. On October 9, 2001, Ameritech filed an amended complaint in the United States District Court, Northern District of Ohio seeking a total of approximately $14,400,000 in alleged outstanding charges.

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against SBC Corp., Ameritech Ohio and certain of their respective subsidiaries and affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation claims. On July 25, 2002, the district court issued a decision denying a motion to dismiss from Ameritech and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants. On January 21, 2003, CoreComm Newco amended its complaint to include the Company and other affiliates as additional claimants and to add additional allegations supporting its claims, and on February 17, 2003, SBC/Ameritech filed its answer to the amended complaint.

      The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint that could reduce the amount currently in dispute. For example, the figure specified in Ameritech's complaint may not account for various amounts that have been properly disputed by CoreComm Newco as a result of billing errors and other improper charges, various refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing of the complaint, and payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that the Company and CoreComm Newco are seeking to obtain from SBC/Ameritech under their counterclaims. The Company and CoreComm Newco intend to pursue all available remedies and to defend themselves vigorously. However, it is impossible at this time to predict the outcome of the litigation.

- On December 3, 2001, General Electric Capital Corp., referred to as GECC, filed a civil lawsuit in the Circuit Court of Cook County, Illinois against CCL and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet.

      Thereafter, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on the Company's business or operations. Defendants intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation. MegsINet does not represent a material component of our revenue, profits or operations, and MegsINet is an obligor under our $156 million senior secured credit facility.

- On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CCL, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims for breach of various representations and warranties made under the merger agreement pursuant to which MegsINet became a subsidiary of the Company. Defendants have also initiated coverage under an insurance policy designed to protect against such claims; the insurance carrier has initially declined coverage and it may be necessary to pursue litigation to obtain coverage in the event of a loss under the policy.

- On September 24, 2002, GATX Technologies, Inc., known as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm-Voyager, Inc., an indirect wholly-owned subsidiary of the Company, seeking recovery of amounts allegedly owed under an equipment lease totaling approximately $150,000. On October 21, 2002, CoreComm-Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under an equipment lease. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

- On March 1, 2002, Easton Telecom Services, LLC initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. seeking payment of approximately $4.9 million, primarily in respect of alleged early termination penalties for telecommunications services purportedly provided under alleged contracts. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Upon the conclusion of a jury trial that ended on November 8, 2002, Easton obtained a judgment against CoreComm Internet Group, Inc., Voyager Information Networks, Inc. and MegsINet in the total amount of $1,085,000. On February 4, 2003, the defendants filed an appeal in this matter with the United States Court of Appeals for the Sixth Circuit, and the plaintiff has filed a cross-appeal. Plaintiff is currently pursuing discovery in aid of execution on its judgment against defendants. All of the assets of the Company and its subsidiaries, including those of the defendants, are subject to a first priority security interest in favor of the senior lenders under the $156,100,000 senior credit facility.

- On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429, which has been accrued for in the Company's consolidated financial statements. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved.

- On January 3, 2003, we and our indirect subsidiary, MegsINet, Inc., filed a complaint against Broadwing in the U.S. District Court for the Eastern District of Pennsylvania seeking the return of approximately $700,000 in taxes billed by Broadwing in alleged violation of two Master Service Agreements. On February 24, 2003, Broadwing filed a motion to stay the action pending their request to arbitrate the matter before the American Arbitration Association. The matter is still pending before the court, and plaintiffs intend to pursue their claims vigorously.

- On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. Bankruptcy laws against the Company and certain of its subsidiaries seeking payment of approximately $802,687 in charges for interstate and intrastate switch access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. The defendants are currently reviewing Focal's claims and intend to defend themselves vigorously and pursue all available counterclaims, including claims for any amounts owed by Focal to any of the defendants. However, it is not possible at this time to predict how or when this matter will be resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on November 5, 2002 to act on the following matters:

1. The election of three Class I directors to serve until our 2005 annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation, death or removal. The votes cast for and withheld for the election of Ralph H. Booth, II were 17,257,513 and 11,477, respectively. The votes cast for and withheld for the election of Thomas
J. Gravina were 17,255,495 and 13,495, respectively. The votes cast for and withheld for the election of Michael A. Peterson were 17,255,972 and 13,018, respectively. Warren Potash continues to serve as a Class II Director, with a term expiring in 2003. Barclay Knapp and Alan J. Patricof continue to serve as Class III Directors, with terms expiring in 2004.

2. A proposal to ratify the reappointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2002. The votes cast for and against this action were 17,249,351 and 14,567, respectively, with 5,072 votes abstaining.

Based on the voting results, each of the foregoing actions was approved and the nominated directors were elected to the board of directors of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Following the ATX recapitalization, our common stock began trading on the Nasdaq National Market under the symbol COMM on July 3, 2002. We did not maintain minimum bid price and the minimum market value of publicly held share requirements for continued listing. On August 15, 2002, the Nasdaq Listing Qualifications Panel issued its decision to delist our common stock. On August 16, 2002, our common stock began trading on the Over-the-Counter Bulletin Board. The following table sets forth, for the period indicated, the high and low bid price as reported on the Nasdaq National Market and the Over-the-Counter Bulletin Board. The over the counter market quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  BID PRICE
                                                                  ---------
                                                             HIGH           LOW
                                                             ----           ---
2002
Third Quarter (from July 3, 2002)                            $3.02         $0.37
Fourth Quarter                                               $0.95         $0.35
First Quarter                                                $0.50         $0.32

As of March 31, 2003, there were approximately 314 record holders of our common stock. This figure does not reflect beneficial ownership of shares held in nominee names.

We have never paid cash dividends on our common stock and are currently restricted from doing so by the terms of our senior credit facility. We do not contemplate paying cash dividends and believe that it is extremely unlikely that we will be paying cash dividends in the foreseeable future.

The following table sets forth the number of shares of our common stock authorized for issuance under our equity compensation plans and other individual compensation arrangements as of December 31, 2002:

                                                                                                    NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                          BE ISSUED UPON EXERCISE       EXERCISE PRICE OF        EQUITY COMPENSATION PLANS
                                          OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
                                            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A))
PLAN CATEGORY                                       (A)                         (B)                          (C)
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:
   2001 Stock Option Plan                         7,179,000                     $1.00                      1,521,000
   Warrants                                         279,000                     20.24                             --

Equity compensation plans not
approved by security holders:                        None.                      None.                        None.

For information about our 2001 Stock Option Plan and our outstanding warrants, see Note 17 to our consolidated financial statements included in Item 8 of Part II to this Annual Report entitled, "Financial Statements and Supplementary Data."

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data of ours and our predecessor, OCOM Corporation Telecoms Division, referred to as OCOM, should be read in conjunction with our historical financial statements and notes thereto included elsewhere in this Form 10-K. Our selected financial data as of December 31, 2002, 2001, 2000, 1999 and 1998, and for the years ended December 31, 2002,
2001, 2000 and 1999, and for the period from April 1, 1998 to December 31, 1998, have been derived from our historical consolidated financial statements. The selected financial data for the period from January 1, 1998 to May 31, 1998 has been derived from the historical financial statements of OCOM. The selected historical financial data relates to OCOM as it was operated prior to its acquisition by us.

In 2002, in connection with the ATX recapitalization, we completed an exchange offer whereby we issued 3,610,624 shares of our common stock to all holders of CCL common stock and holders of 6% Convertible Subordinated Notes due 2006 of CCL for their CCL common stock and their notes. Following the exchange offer, we transferred the shares of CCL common stock that we received in the exchange offer to a wholly-owned subsidiary. We then merged this subsidiary into CCL, with CCL surviving the merger as a wholly-owned subsidiary of the Company.

In 2001, we borrowed $65 million under the senior secured credit facility and issued $25 million aggregate principal amount of unsecured convertible notes. Additionally, in connection with the ATX recapitalization, we completed the exchange of shares of our common stock for substantial amounts of indebtedness and preferred stock of the Company and CCL.

In 2000, we completed two significant acquisitions. We acquired ATX Telecommunications Services, Inc. and Voyager.net, Inc. In addition, we entered into a senior secured credit facility and CCL issued approximately $108.7 million aggregate principal amount of senior unsecured notes to the former stockholders of ATX.

In 1999, we acquired 100% of the capital stock of MegsINet, Inc. and some of the assets of USN Communications, Inc.

In 1998, we were formed to succeed the businesses and assets that were operated by OCOM. Our operations commenced in April 1998. We acquired the operating assets and related liabilities of OCOM on June 1, 1998.

                                                                                                       FOR THE
                                                                                                     PERIOD FROM        OCOM
                                                                                                    APRIL 1, 1998       ----
                                                                                                        (DATE         FOR THE
                                                                                                     OPERATIONS     PERIOD FROM
                                                          YEAR ENDED DECEMBER 31,                   COMMENCED) TO    JANUARY 1
                                             -------------------------------------------------       DECEMBER 31,    TO MAY 31,
                                             2002           2001          2000            1999           1998           1998
                                             ----           ----          ----            ----           ----           ----
                                                                             (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues                                  $ 293,721      $ 292,681      $ 131,526      $  57,151      $   6,713      $   1,452
Costs and expenses
Operating                                   191,848        224,807        142,323         57,551          5,584            772
Selling, general and administrative          77,941         96,854        109,197         72,821         11,940          3,205
Corporate                                     5,053          5,648         11,224          6,686          2,049             --
Non-cash compensation                            --         21,638         43,440          1,056             --             --
Recapitalization costs                        5,835             --             --             --             --             --
Other charges                                    --         39,553         12,706             --             --             --
Charges for impaired assets (2)(3)          118,530        368,288         35,920             --             --             --
Depreciation and amortization (2)(3)         32,411        145,364         73,037         19,546            980            257
                                          ---------      ---------      ---------      ---------      ---------      ---------
                                            431,618        902,152        427,847        157,660         20,553          4,234
                                          ---------      ---------      ---------      ---------      ---------      ---------
Operating loss                             (137,897)      (609,471)      (296,321)      (100,509)       (13,840)        (2,782)
Other income (expense)
Interest income and other, net                  285          1,799          1,134             55             46             --
Interest expense                            (16,376)       (25,647)        (5,929)        (2,624)           (21)            --
                                          ---------      ---------      ---------      ---------      ---------      ---------
Loss before income taxes and
  extraordinary item                       (153,988)      (633,319)      (301,116)      (103,078)       (13,815)        (2,782)
Income tax provision                           (250)           (94)          (125)          (102)            --             --
                                          ---------      ---------      ---------      ---------      ---------      ---------
Loss before extraordinary item             (154,238)      (633,413)      (301,241)      (103,180)       (13,815)            --
Gain from extinguishment of debt                 --         39,498             --             --             --             --
                                          ---------      ---------      ---------      ---------      ---------      ---------
Net loss                                  $(154,238)     $(593,915)     $(301,241)     $(103,180)     $ (13,815)     $  (2,782)
                                          =========      =========      =========      =========      =========      =========

Basic and diluted net loss per
  common share:
Loss before extraordinary item            $   (5.17)     $  (22.15)     $  (10.55)     $   (3.62)     $   (0.48)     $   (0.10)
Extraordinary item                               --           1.38             --             --             --             --
                                          ---------      ---------      ---------      ---------      ---------      ---------
Net loss                                  $   (5.17)     $  (20.77)     $  (10.55)     $   (3.62)     $   (0.48)     $   (0.10)
                                          =========      =========      =========      =========      =========      =========
Weighted average shares (1)                  29,834         28,599         28,542         28,542         28,542         28,542
                                          =========      =========      =========      =========      =========      =========

                                                                        DECEMBER 31,
                                             ----------------------------------------------------------------
                                             2002           2001           2000           1999           1998
                                             ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Working capital (deficiency)              $(100,759)     $ (83,794)     $(100,684)     $ (43,279)     $   1,695
Fixed assets, net                            37,861         86,722        179,379         90,347          3,581
Total assets                                179,063        316,620        896,606        216,877         44,596
Long-term debt                              163,441        160,487        109,990         18,882            501
Shareholders' equity (deficiency)          (136,211)        10,783        599,304        129,990         36,278

(1) After giving retroactive effect to the 6,342.944-for-1 stock split in December 2001 and the 3-for-1 stock split by way of a stock dividend on April 12, 2002.

      We have never declared or paid any cash dividends.

(2)   In June 2001, the Financial Accounting Standards Board (referred to as
      FASB) issued Statement of Financial Accounting Standards (referred to as
      SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 ends the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. We adopted SFAS No. 142 on January 1, 2002. We performed our annual test to evaluate whether or not our goodwill was impaired as of October 1, 2002. This evaluation resulted in a goodwill impairment charge of $77,409,000. Additionally, as a result of SFAS No. 142, the amortization of goodwill ceased as of January 1, 2002.

(3) In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets to be Disposed Of" and other related guidance. We adopted SFAS No. 144 on January 1, 2002. We recorded an asset impairment charge of $41,121,000 in accordance with the provisions of SFAS No. 144.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Until December 2001, we were a direct, wholly-owned subsidiary of CCL. As a result of the recapitalization transactions completed in December 2001 and on July 1, 2002, CCL has been merged into a wholly-owned subsidiary of ATX. Prior to the ATX recapitalization, CCL operated the same businesses that we currently operate.

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

In 2001 and 2002, we streamlined our strategy and operations to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell, install our products and service our customers. As a result of these changes, we are now focused primarily in the Mid-Atlantic and Mid-West regions of the U.S.

We have implemented cost savings through a variety of means, including facility consolidation, efficiency improvements, vendor negotiations, network optimization, and headcount reduction. We have improved our operating efficiency through improved pricing terms and the elimination of duplicative or unnecessary network facilities. We have also reduced network costs and capital expenditures by converting many of our local access lines to more profitable Unbundled Network Element - Platform pricing from Total Service Resale pricing, which provides higher margins. In addition, we were able to reduce the number of facilities established without substantially affecting our service area by leasing enhanced extended local loops from the incumbent local exchange carriers.

The following table shows the improvement in our operating and selling, general and administrative expenses between the fourth quarter of 2000 and the fourth quarter of 2002 as a result of these cost savings. These improvements amounted to a total savings of approximately $158 million on an annualized basis.

(in thousands)                                    THREE MONTHS ENDED
                                                  ------------------       AMOUNT OF     PERCENTAGE
                                              DECEMBER 31,  DECEMBER 31,  IMPROVEMENT   IMPROVEMENT
                                                  2002          2000      Q4'00-Q4'02   Q4'00-Q4'02
                                                  ----          ----      -----------   -----------
Operating Expenses                              $ 47,125      $ 65,002      $ 17,877            28%
Selling, General & Administrative Expenses        16,892        38,414        21,522            56%
                                                --------      --------      --------      --------
    Total                                       $ 64,017      $103,416      $ 39,399            38%
                                                ========      ========      ========      ========

While reducing expenses in all areas of our business, we implemented new low cost revenue initiatives, which were designed to grow our subscriber base without incurring significant marketing expense.

In addition, the ATX recapitalization resulted in a reduction of our interest expense. As a result of completing the ATX recapitalization, our interest expense was reduced to $16.4 million from $25.6 million in 2001.

The many strategies and initiatives that we have implemented through our revised business plan have led to significant improvements in our financial results in 2002 as compared to 2000, as illustrated by the cash flow measurements indicated the table below:

(in thousands)                                                                  YEAR ENDED
--------------                                                                  ----------
                                                                       DECEMBER 31,     DECEMBER 31,
                                                                          2002             2000
                                                                          ----             ----
Net cash used in operating activities                                   $  (3,750)       $(136,412)
Net cash used in investing activities                                     (10,857)        (166,534)
% Reduction in Net cash used in operating activities (2000 - 2002)             97%
% Reduction in Net cash used in investing activities (2000 - 2002)             93%

Although we continue to engage in efforts to increase our profitability, we are also investigating other ways to generate cash for our business. In April 2001, we commenced a process to potentially sell selected assets and businesses that are not directly related to our competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. Our CLEC assets and businesses include our local and toll-related telephone services that compete with the ILECs, and other carriers.

YEARS ENDED DECEMBER 31, 2002 AND 2001

The increase in revenues to $293,721,000 from $292,681,000 is primarily due to increases in revenues derived from carrier access billing and reciprocal compensation offset by decreases in toll-related telephony services and consumer Internet services. Revenue related to carrier access billing was $15,230,000 and $4,170,000 for the years ended December 31, 2002 and 2001, respectively. Revenue related to reciprocal compensation was $1,461,000 for the year ended December 31, 2002; we did not bill nor recognize any revenue for reciprocal compensation during 2001. Revenue for toll-related telephony services and consumer Internet services was $150,124,000 and 158,651,000 for the years ended December 31, 2002 and 2001, respectively. In 2002, we continued to reduce or eliminate less profitable services and increase our customer base in more profitable segments.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $191,848,000 from $224,807,000 due to a decrease in costs as a result of optimization of our network, reduced headcount and reduction of our facilities.

Selling, general and administrative expenses decreased to $77,941,000 from $96,854,000 as a result of reduced headcount, reduction of our facilities and a revision in our marketing strategies. During 2002, we reduced our estimate of potential sales and use tax, which had the effect of reducing selling, general and administrative expenses by $2,586,000. In addition, we reached various settlements with vendors, which had the effect of reducing selling, general and administrative expenses by $1,310,000 during 2002.

Corporate expenses include the costs of compensation for some of our officers and corporate staff, the costs of operating the corporate office, professional fees and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $5,053,000 from $5,648,000 due to settlements, which had the effect of reducing corporate expense by $3,465,000 during 2002. This reduction was offset by increased costs of corporate activities.

During 2002, we incurred additional costs, which consist primarily of employee incentives, legal fees, accounting fees and printing fees, in connection with our recapitalization of $5,835,000.

The following table summarizes the reorganization charges incurred and utilized during each of the three years ended December 31, 2002. As indicated in the table, of the approximately $4 million of reorganization charges incurred in 2000 and approximately $38.7 million incurred in 2001, $38.1 million have been paid or otherwise utilized, and $4.5 million remains accrued as of December 31, 2002. These charges that remain as a balance represent charges that we have incurred on our statement of operations, but that have not yet been paid or otherwise utilized:

                                EMPLOYEE
                                SEVERANCE                                  FIXED ASSETS
                               AND RELATED    LEASE EXIT     AGREEMENT         AND
                                 COSTS          COSTS       TERMINATIONS    PREPAYMENTS      TOTAL
                                 -----          -----       ------------    -----------      -----
                                                           (IN THOUSANDS)
Charged to expense              $  2,089       $  1,917       $     --       $     --       $  4,006
Utilized                            (775)        (1,396)            --             --         (2,171)
                                --------       --------       --------       --------       --------
Balance, December 31, 2000         1,314            521             --             --          1,835
Charged to expense                 3,409          6,928          6,572         21,772         38,681
Utilized                          (4,214)        (4,343)        (2,914)       (21,772)       (33,243)
                                --------       --------       --------       --------       --------
Balance, December 31, 2001           509          3,106          3,658             --          7,273
Utilized                            (509)        (1,722)          (500)            --         (2,731)
                                --------       --------       --------       --------       --------
Balance, December 31, 2002      $     --       $  1,384       $  3,158             $-       $  4,542
                                ========       ========       ========       ========       ========

As of October 1, 2002, in accordance with SFAS No. 142, we performed our annual review of the recoverability of our goodwill and intangible assets. As a result of this analysis, we recorded an asset impairment charge, related to a write-down of goodwill, of $77,409,000 in the fourth quarter of 2002.

As a result of the continued weakness in the telecommunications industry, we reviewed the carrying value of our long-term assets during the fourth quarter of 2002 for possible impairment in accordance with SFAS No. 144. We have determined that the estimated future cash flow attributable to certain assets would not exceed the carrying value of those assets. This determination was based on an independent valuation and comprehensive evaluation of other long-term assets, which were based on our projections and which gave effect to the continuing slowdown in the telecommunications sector. We recognized an asset impairment charge for long-lived assets of $41,121,000 primarily related to telecommunications and related equipment. This charge was recognized in our results of operations to reflect the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying value. Included in this impairment charge, we provided for the elimination of certain intangible assets related to our LMDS licenses and customer lists as well as a write-down of deposits related to long-term telecommunications contracts. There is no assurance that we will meet our new projections and, therefore, it is possible that we will be required to take further impairment charges in future periods.

During 2001, we also performed a review of the recoverability of our goodwill and long-lived assets, which indicated that the carrying value of certain assets would not be recoverable. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. Asset impairments in 2001 include write-downs of goodwill of $353,759,000 and a write-down of fixed assets of $14,529,000 as a result of this evaluation.

Depreciation expense decreased to $32,160,000 from $47,976,000 primarily as a result of the adoption of SFAS No. 144 and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," respectively.

Amortization expense decreased to $251,000 from $97,388,000 due to the reduction in the carrying value of our intangible assets as of December 31, 2001 as determined by a fair value analysis performed in accordance with adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill and workforce during 2001 was $97,025,000. Our net loss and our basic and diluted net loss per common share would have been $496,890,000 and $17.38, respectively, had SFAS No. 142 been in effect during 2001.

Interest income and other, net, decreased to $285,000 from $1,799,000 primarily due to the reduction of interest bearing securities such as cash, cash equivalents and marketable securities.

Interest expense decreased to $16,376,000 from $25,647,000 due primarily to a reduction in the effective interest rate on our senior secured credit facility and a reduction in our outstanding indebtedness from the completion of the ATX recapitalization. The average effective interest rate on our senior secured credit facility for the year ended December 31, 2002 and 2001 was 6.64% and 8.89%, respectively.

The income tax provisions of $250,000 in 2002 and $94,000 in 2001 are for state and local income tax.

YEARS ENDED DECEMBER 31, 2001 AND 2000

Following the completion of the acquisitions of ATX and Voyager in September 2000, we consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 2000 results of operations prior to October 1, 2000.

The increase in revenues to $292,681,000 from $131,526,000 is due to the acquisitions in 2000, which accounted for $166,737,000 of the increase. This increase is offset by a decline in revenue attributed to the customer base associated with the acquisition of assets from USN Communications, Inc. to $21,340,000 from $28,174,000. USN Communications, Inc. was a competitive local exchange carrier that operated on a resale basis. The revenues from the USN customer based peaked in the third quarter of 1999 after our acquisition in May 1999 and, as expected, declined thereafter.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $224,807,000 from $142,323,000 due to the acquisitions in 2000, which accounted for $111,878,000 of the increase. This increase is offset by a decrease in costs of $29,394,000 in 2001 primarily as a result of the implementation of our modified business plan.

Selling, general and administrative expenses decreased to $96,854,000 from $109,197,000 primarily as a result of the implementation of our modified business plan. These expenses decreased by $64,791,000 in 2001. This decrease was offset by the increase due to the acquisitions in 2000, which amounted to $52,448,000.

Corporate expenses include the costs of compensation for officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $5,648,000 from $11,224,000 primarily as a result of the implementation of our modified business plan.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million due to the issuance of options to employees in 2000 at an exercise price of $14.55 which was less than the fair value of CCL's common stock on the date of the grant. From April 2000 to December 31, 2001, the deferred non-cash compensation was charged to expense, including $21.6 million and $9.7 million in the years ended December 31, 2001 and 2000, respectively. Also in 2000, non-cash compensation includes $4.7 million related to option rescissions.

Other charges in 2001 include reorganization charges of $37,372,000 and an adjustment to the reserve for notes receivable from former officers of Voyager of $2,181,000. The reorganization charges relate to CCL's announcements in May and July 2001 that it was taking additional actions to reorganize, resize and reduce operating costs and create greater efficiency in various areas of its business. A total of $21,386,000 of these costs were for equipment and other assets that did not and will not require any future cash outlays. The employee severance and related costs in 2001 were for approximately 630 employees to be terminated, none of whom were still employed by us as of December 31, 2001. The major actions involved in the 2001 reorganization included: (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) agreements with vendors to reduce or eliminate purchase commitments. The consolidation of functions resulted in employee terminations and the closing of offices. Employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs include charges related to these actions. Initiatives to increase gross margins resulted in consolidation of network assets and elimination of redundant and less profitable facilities. Charges for these actions include employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs. Finally, reductions or elimination of purchase commitments resulted in agreement termination charges. All of these actions commenced in 2001 and were completed during 2002. Fixed assets and prepayments written-off in 2001 include $5.3 million related to vacated offices, $13.4 million for network assets in abandoned markets and $2.7 million for prepayments in respect of ILEC facilities in abandoned markets.

Other charges in 2000 include a reserve of $8,700,000 for notes receivable from former officers of Voyager, and reorganization charges of $4,006,000. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom were still employed by us as of December 31, 2000.

We performed a review of the recoverability of our goodwill and long-lived assets in 2001, which indicated that the carrying value of certain assets would not be recoverable. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. Asset impairments in 2001 include a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000 in the fourth quarter of 2001 prior to the deconsolidation as a result of this evaluation. In addition, at March 31, 2001, we reduced the carrying amount of goodwill related to the Voyager and MegsINet acquisitions by $167,599,000. In connection with the re-evaluation of our business plan and the decision to sell our non-CLEC assets and businesses, we were required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions is eliminated before reducing the carrying amounts of the other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

At December 31, 2000, we wrote-off the carrying amount of intangible assets from certain business combinations, and reduced the carrying amount of our LMDS licenses. Asset impairments in 2000 include goodwill of $6,690,000, workforce of $577,000 and customer lists of $7,517,000. These assets were primarily related to the Company's resale CLEC business, which was acquired in 1999. The underlying operations, customer relationships and future revenue streams had deteriorated significantly since the acquisition. These were indicators that the carrying amount of the resale-related assets was not recoverable. We estimated that the fair value of these assets was zero due to the lack of potential buyers, the overall deterioration of the resale CLEC business environment and because of the negative cash flow of these resale businesses for the foreseeable future. Also at December 31, 2000, in connection with the reevaluation of its business plan announced in April 2001, we reduced the carrying amount of its LMDS licenses by $21,136,000 to reflect their estimated fair value. The estimated fair value was determined based on an analysis of sales of other LMDS licenses.

Depreciation expense increased to $47,976,000 from $30,641,000 primarily as a result of an increase in fixed assets due to acquisitions in 2000.

Amortization expense increased to $97,388,000 from $42,936,000 due to the amortization of goodwill from the acquisitions in 2000. We adopted of SFAS No. 142 on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill and workforce during 2001 and 2000 was $97,025,000 and $39,862,000, respectively. Our net loss and our basic and diluted net loss per common share would have been $496,890,000 and $261,379,000 and $17.38 and $9.15, respectively, had SFAS No. 142 been in effect during 2001 and 2000.

Interest income and other, net, increased to $1,799,000 from $1,134,000 primarily due to interest income on our cash, cash equivalents and marketable securities.

Interest expense increased to $25,647,000 from $5,929,000 primarily due to increased borrowings to fund our acquisitions and operations.

The income tax provision of $94,000 in 2001 and $125,000 in 2000 are for state and local income tax.

Extraordinary gains in 2001 of $39,498,000 relate to the completion of the ATX recapitalization transactions completed during December 2001, as well as the successful settlement of various equipment and working capital notes, capital leases and other liabilities for less than the outstanding balance.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements of the company and related financial information are based on the application of generally accepted accounting principles, referred to as GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

      - We have provided estimated allowances for bad debts based on estimates of collectibility of our accounts receivable. These allowances were provided based on both the age of outstanding receivable balances and specific identification of customers. We identify customer payment histories and determine if additional allowances are required. Since we have a limited operating history, our estimates are based on reviewing current customer balances and economic conditions on a monthly basis. In addition, we write-off customer balances generally upon bankruptcy or other events where customer receipts are unlikely. We require security deposits in the normal course of business if customers do not meet the criteria we have established for offering credit. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowance may be required.

            The activity of our allowances for bad debts for each of the three years ended December 31, 2002 is as follows:

                                                                                                                          AVERAGE
                                     ALLOWANCE    ADDITIONS TO                   ADDITIONS TO                ALLOWANCE   ALLOWANCE
                                      FOR BAD      ALLOWANCE                      ALLOWANCE     ALLOWANCE       AS A       AS A
                                      DEBT AT       BASED ON     UNCOLLECTIBLE      FROM         FOR BAD     PERCENTAGE  PERCENTAGE
                                     BEGINNING   COLLECTIBILITY     ACCOUNTS       BUSINESS    DEBT AT END  OF ACCOUNTS  OF ANNUAL
              DESCRIPTION            OF PERIOD     ESTIMATES      WRITTEN-OFF   COMBINATIONS    OF PERIOD    RECEIVABLE   REVENUE
              -----------            ---------     ---------      -----------   ------------    ---------    ----------   -------
     Year ended December 31, 2002   $ 9,759,000    $6,696,000     $(7,700,000)                 $ 8,755,000       20%        3.2%
     Year ended December 31, 2001    11,034,000     7,143,000      (8,418,000)                   9,759,000       23%        3.6%
     Year ended December 31, 2000     3,949,000     7,130,000      (9,269,000)    9,224,000     11,034,000       24%        5.7%

      - Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the Company are consulted with respect to other matters that arise in the ordinary course of business. Examples of matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate some agreements included in reorganization costs, the amounts to be paid to settle some toll and interconnection liabilities, the amount to be paid as a result of some sales and use tax audits and potential liabilities arising from other sales tax matters. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. At December 31, 2002, the aggregate amount of our pending contingent liabilities was approximately $9.3 million.

      - We review long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

      - Fixed assets and intangible assets are assigned useful lives, which impacts the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

      - In 2001, reorganization charges were recorded as a result of additional actions to reorganize, resize and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for reorganization.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for the year ended December 31, 2002. The Statement amends the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 148 also provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock based employee compensation. The adoption of this new standard had no significant effect on our results of operations, financial condition or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective for the Company on January 1, 2003. SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities. The adoption of this new standard is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for the Company on January 1, 2003. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard will require the Company to reclassify its gain from extinguishment of debt from extraordinary to continuing operations. The Company's loss before income taxes for the year ended December 31, 2001 will be $593,915,000 upon adoption of SFAS No. 145. The adoption of SFAS No. 145 will not change the Company's net loss for year ended December 31, 2001.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for us on January 1, 2002. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard did not materially effect the amount of the $41,121,000 impairment charge recorded by the Company in the fourth quarter of 2002, however, the charge was calculated in accordance with the provisions of this pronouncement.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for us on January 1, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard did not have a significant effect on our results of operations, financial condition or cash flows.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under some conditions, for impairment in accordance with this statement. This impairment test uses a fair value approach to determine whether or not impairment exists rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted SFAS No. 142 on January 1, 2002.

We performed our first evaluation for impairment of goodwill as of January 1, 2002, and determined that no impairment charge was required at that time. We performed our annual test of impairment on October 1, 2002 and determined that our goodwill was impaired. As a result we have recorded an asset impairment charge of $77,409,000.

The following table shows our loss before extraordinary item and net loss had SFAS No. 142 been in effect during the two years ended December 31, 2001 and 2000. Additionally, the table presents the effect on our basic and diluted loss per share before extraordinary item and basic and diluted net loss per share:

                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                     2002              2001              2000
                                                     ----              ----              ----
Loss before extraordinary item - as reported      $  (154,238)      $  (633,413)      $  (301,241)
Goodwill amortization                                      --            96,973            39,330
Workforce amortization                                     --                52               532
                                                  -----------       -----------       -----------
Loss before extraordinary item - as adjusted      $  (154,238)      $  (536,388)      $  (261,379)
                                                  ===========       ===========       ===========
Net loss - as reported                            $  (154,238)      $  (593,915)      $  (301,241)
Goodwill amortization                                      --            96,973            39,330
Workforce amortization                                     --                52               532
                                                  -----------       -----------       -----------
Net loss - as adjusted                            $  (154,238)      $  (496,890)      $  (261,379)
                                                  ===========       ===========       ===========
Basic and diluted per share information:
Loss before extraordinary item - as reported      $     (5.17)      $    (22.15)      $    (10.55)
Goodwill amortization                                      --              3.39              1.38
Workforce amortization                                     --                --              0.02
                                                  -----------       -----------       -----------
Loss before extraordinary item - as adjusted      $     (5.17)      $    (18.76)      $     (9.15)
                                                  ===========       ===========       ===========
Net loss - as reported                            $     (5.17)      $    (20.77)      $    (10.55)
Goodwill amortization                                      --              3.39              1.38
Workforce amortization                                     --                --              0.02
                                                  -----------       -----------       -----------
Net loss - as adjusted                            $     (5.17)      $    (17.38)      $     (9.15)
                                                  ===========       ===========       ===========

LIQUIDITY AND CAPITAL RESOURCES

Based on our current business plan, we anticipate that we will have sufficient cash and cash equivalents on hand to fund our operations, capital expenditures and debt service in 2003. Our ability to raise additional capital in the future will be dependent on a number of factors, such as our results of operations, the amount of our indebtedness, and also general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forego business opportunities, or take other actions, which could adversely affect our business, results of operations and financial condition. In addition, we are also involved in litigation, which if resolved unfavorably to us, could have a material adverse effect on our business, financial condition and results of operations, including our ability to fund our operations.

As of December 31, 2002, we had long-term debt, which consists of a $156.1 million senior secured credit facility, approximately $18.0 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011, and approximately $9.5 million of capital leases. In addition, as of December 31, 2002, CCL had $4.4 million of 6% Convertible Subordinated Notes outstanding.

On March 31, 2003, we entered into an amendment to our senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 until February 2, 2004, during which time the loans will accrue interest at a rate of approximately 9.75%. In addition, the required principal payments originally scheduled for 2003, which totaled $1.95 million, were deferred until February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until February 2, 2004, and also added other financial and operating covenants during 2003, in order to better reflect our current operations. As of the effective date of this amendment, we are in compliance with all of the required ratios and covenants contained in our agreement. We intend to utilize the increased liquidity afforded by the amendment to invest in several areas of our core operations. In addition, during this period, we intend to seek and consider strategic alternatives in order to reduce our overall indebtedness, including amounts under the senior secured credit facility. Such strategic alternatives may include, among other things, debt or equity financings or refinancings, recapitalizations, restructurings, mergers and acquisitions or other transactions. It is likely that any of such transactions, if implemented, would result in material dilution to common stockholders.

Although the amendment has been designed to provide us with significant relief from cash obligations under the senior secured credit facility until February 2, 2004, we cannot assure you that we will be able to maintain compliance with the requirements of those agreements. In addition, it is likely that we will not be in compliance with the requirements of those agreements as of January 31, 2004, the date on which the waivers and amendments described above expire. Accordingly, there can be no assurance that there will not be an event of default under the credit facility at that time, or that we will be able to enter into additional amendments to the senior secured credit facility by that time.

Taking the amendment into effect, debt service on the senior secured credit facility includes approximately $1.7 million in cash interest expense due in 2003, $23.0 million in 2004 and $8.6 million in 2005, on an annualized basis, based on current interest rates, as well as quarterly amortization and principal reductions which total $0 in 2003, $11.7 million in 2004, and $25.4 million in 2005. We made cash interest payments of approximately $10.6 million under our senior secured credit facility during the year ended December 31, 2002. The 10.75% Unsecured Convertible PIK Notes due 2011 have no cash interest payments, and are not due until 2011. As of December 31, 2002, our current liabilities exceed our current assets by approximately $101 million.

We continue to have significant expected capital expenditures under our current business plan. Under this revised business plan, capital expenditures have been significantly reduced from prior levels. Total actual capital expenditures for the year ended December 31, 2002, described as cash used to purchase fixed assets in our cash flow statement, were approximately $11.3 million. According to our current plans, capital expenditures are expected to be approximately $8.9 million in 2003 and 2004, and $10.2 million in 2005. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.

For the year ended December 31, 2002, net cash used in operations was approximately $3.8 million. If we are unable to generate cash from operations and/or raise additional financing, it may affect our ability to meet our cash requirements, which may have an adverse affect on us, and potentially our viability as an ongoing business.

Our capital requirements in 2003 and thereafter will depend on the success of the continued execution of our business plan, and the amount of capital required to fund future capital expenditures and other working capital requirements that exceed net cash provided by operating activities. We anticipate that we will not generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. In addition, based on our current business plan, we do not expect that we will have the cash available to fund the required deferred interest and principal payments on or before February 2, 2004, the date on which such payments become due. In addition, we anticipate that we may be required to raise additional capital in the future in order to fund the capital expenditures and other working capital requirements that exceed net cash provided by operating activities.

Accordingly, we may be required to consider a number of measures, including: (1) seeking modifications or waivers to certain provisions of the terms of our indebtedness, (2) refinancing all or a portion of our indebtedness, (3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, (5) completing a recapitalization or restructuring of our indebtedness (6) a combination of the foregoing. The consideration, timing and implementation of such measures will depend upon the success of the execution of our business plan, the amount of capital required to fund our operations in the future, and the terms of any financings or other transactions that we may consider.

In addition, we cannot assure you that:

      (a) actual costs will not exceed the amounts estimated in our business plan or that additional funding will not be required;

      (b)   we will prevail in our material litigation matters as described in
            Item 3 of Part I on this Annual Report on Form 10-K entitled " Legal Proceedings.";

      (c) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required;

      (d) we will be able to continue to be in compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness, or that we will be able to modify the requirements or terms of such indebtedness;

      (e)   we will be able to refinance our indebtedness as it comes due;

      (f) we will be able to sell assets or businesses (the net proceeds from a sale may be required to be used to repay certain indebtedness);

      (g)   we will not be adversely affected by interest rate fluctuations; or

      (h)   we will be able to access the cash flow of our subsidiaries.

The following table shows our aggregate cash interest expense and principal payments on our existing long-term debt, anticipated estimated capital expenditures, payments on capital leases and other debt, as well as the sources of funds that we expect to use to meet these cash requirements through 2005.

                                        FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                          2003       2004       2005                  SOURCE OF FUNDS
                                          ----       ----       ----                  ---------------
                                               (IN MILLIONS)
Cash interest expense on                 $ 2.2      $23.3      $ 8.9      For 2003: cash and cash equivalents on hand
  existing long-term debt (1)                                             and cash from operations; for 2004 and
                                                                          2005: cash and cash equivalents on hand,
                                                                          cash from operations and, if required,
                                                                          refinancing or other sources of financing
                                                                          (4)

Estimated capital expenditures (2)         8.9        8.9       10.2      Cash and cash equivalents on hand and cash
                                                                          from operations

Principal payments on existing              --       11.7       25.4      Cash and cash equivalents on hand, cash
  long-term debt (3)                                                      from operations and, if required,
                                                                          refinancing or other sources of financing
                                                                          (4)

Payments on Capital Leases                 9.5         --         --      Approximately $8.1 million of these capital
                                                                          leases are obligations of our subsidiary
                                                                          MegsINet, Inc. and are not obligations of
                                                                          the Company. The source of funds for the
                                                                          remaining amounts: cash and cash
                                                                          equivalents on hand and cash from
                                                                          operations (5)
                                         -----      -----      -----
                                         $20.6      $43.9      $44.5
                                         =====      =====      =====

(1) Our only long-term debt that requires cash interest expense is our $156.1 million senior secured credit facility and CCL's $4.4 million 6% Convertible Subordinated Notes of CCL. The interest expense on our senior secured credit facility is based on current interest rates and assumes principal reductions as required in the amended facility. The cash interest expense for 2003 reflects actual interest payments made through March 31, 2003, the date of the amendment.

(2) Future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years.

(3) Principal payments indicated are amortization and principal reductions under our senior secured credit facility. The 2003 amount excludes the outstanding $4.4 million 6% Convertible Subordinated Notes due 2006 of CCL. CCL is in default on such notes.

(4) Refinancing sources may include, for example, a new bank facility used to repay these amounts; other sources of financing may include capital raised through new debt or equity financing or asset sales. There can be no assurance that we will be able to refinance our indebtedness or raise the required funds.

(5) Approximately $8.1 million of the capital lease and other debt obligations of MegsINet, Inc. are the subject of current litigation, as described in
      Item 3 of Part I to this Annual Report on Form 10-K entitled " Legal Proceedings."

Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable as of the date of this annual report, we can give no assurance that our plans, intentions and expectations will be achieved in a timely manner if at all.

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

In April 2001, CCL and the Company entered into a $156.1 million Amended and Restated Credit Agreement that amended and restated the term loan facility and revolving credit facility that closed in September 2000. The Agreement was amended most recently on March 31, 2003. As of December 31, 2002, there was $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on February 2, 2004 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing installments of principal commencing on February 2, 2004 with a termination date on September 22, 2008. Total annual principal payments are as follows: $11,700,000 (2004); $25,350,000
(2005); $50,700,000 (2006); $39,000,000 (2007) and $29,350,000 (2008). In the
event the remaining $4.4 million principal amount Convertible Notes held by third parties has not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility is, at our option, either 3.5% per annum plus the base rate (which is the higher of the prime rate, or the federal funds effective rate plus 0.5% per annum), or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. As a result of the amendment entered into on March 31, 2003, the loans will accrue interest at a rate of approximately 9.75% during the period beginning March 12, 2003 until February 2, 2004. Interest is payable monthly on the facility. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

In April 2001, we and CCL issued, as joint and several obligors, to NTL Incorporated, a convertible note in the aggregate principal amount of $15 million. This note will mature in April 2011. Interest on the note is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. Following the restructuring of NTL, this note is now held by NTL Europe, Inc.

The interest is payable in kind by the issuance of additional unsecured convertible notes in principal amount equal to the interest payment that is then due. Additional unsecured convertible PIK notes, dated October 15, 2001, April 15, 2002, and October 15, 2002 were issued in the principal amount of approximately $0.8 million, $0.9 million, and $0.9 million respectively, as interest payments. The additional notes issued for interest will have an initial conversion price equal to the greater of $38.90 or 120% of the weighted average closing price of our common stock for a specified period. The April 2001 note, the October 2001 note, the April 2002 and the October 2002 note are each convertible into CCL common stock prior to maturity at a conversion price of $38.90 per share, subject to adjustment. Pursuant to letter agreements between us, NTL and CCL, at the completion of the exchange offers on July 1, 2002, the convertibility feature of these notes was altered so that rather than the notes being convertible into shares of CCL common stock, they are convertible into shares of our common stock. At that time, the conversion prices of these notes was equitably adjusted by applying the exchange ratio in the exchange offer for CCL common stock, which resulted in a new conversion price of $38.90 per share of our common stock for each of these notes. These notes are redeemable, in whole or in part, at our option, at any time after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

In October 1999, CCL issued $175 million principal amount of 6% Convertible Subordinated Notes, and received net proceeds of $168.5 million. In April 2001, $10,250,000 aggregate principal amount of these notes was converted into approximately 374,000 shares of CCL's common stock. As part of the ATX recapitalization, on December 17, 2001, $160 million principal amount of the 6% Convertible Subordinated Notes were exchanged for 1,456,806 common shares of our common stock and the payment of the October 2001 interest payment of approximately $4.8 million. As part of the public exchange offer that was launched in February 2002, on July 1, 2002, $392,000 principal amount of the 6% Convertible Subordinated Notes were exchanged for 3,569 shares of our common stock and a cash payment of approximately $12,000, representing the past-due interest payment that was due on the notes on April 1, 2002. The April 1 and October 1, 2002 interest payments on the outstanding 6% Convertible Subordinated Notes of $4.358 million have not been paid and CCL is in default under the these notes. As such, the notes and the accrued interest thereon are currently due and payable in full. These notes are an obligation of CCL and not an obligation of the Company.

ATX RECAPITALIZATION

On December 28, 2001, we completed the exchange of shares of our common stock for substantial amounts of the outstanding indebtedness and preferred stock of the Company and CCL. This exchange was completed under exchange agreements with CCL and

      (1) holders of the $164,750,000 6% Convertible Subordinated Notes due 2006 of CCL in the principal amount of $160,000,000 (an additional $392,000 of such notes were exchanged in 2002),

      (2) holders of 10.75% Unsecured Convertible PIK Notes due 2011 and 10.75% Senior Unsecured Convertible PIK Notes due 2010, which were a joint obligation of the Company and CCL, in the initial principal amounts of $10,000,000 and $16,100,000, respectively,

      (3) holders of Senior Unsecured Notes due September 29, 2003 of CCL in the principal amount of $105.7 million, and

      (4) holders of all of the preferred stock of CCL, with respect to the initial liquidation preference of $301 million.

On February 8, 2002, we launched registered public exchange offers whereby we offered to exchange our shares of common stock to all holders of CCL common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CCL for their CCL common stock and their notes, respectively. We completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to the former holders of CCL common stock and holders of 6% Convertible Subordinated Notes due 2006 of CCL. Following the exchange offer, we transferred the shares of CCL common stock that we received in the exchange offer to a wholly-owned subsidiary. We then merged this subsidiary into CCL, with CCL surviving the merger as our wholly-owned subsidiary.

Following the ATX recapitalization, on July 2, 2002, Nasdaq transferred CCL's listing on The Nasdaq National Market to us. On August 15, 2002, the Nasdaq Listing Qualifications Panel issued its decision to delist our common stock. On August 16, 2002, the Company's Common stock began trading on the OTC Bulletin Board. We had requested a review of the Panel's decision by the NASDAQ listing and Hearing Review Council and on October 26, 2002, the Listing Council affirmed the Panel's decision to delist our common stock.

The delisting of our common stock from the Nasdaq National Market, could, among other things, have a negative impact on the trading activity and price of the common stock and could make it more difficult for us to raise equity capital in the future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Our contractual obligations and commercial commitments are summarized below, and are fully disclosed in our Notes to Consolidated Financial Statements.

The following table includes aggregate information about our contractual obligations as of December 31, 2002 and the periods in which payments are due:

                                                             PAYMENTS DUE BY PERIOD
                                          -------------------------------------------------------------
                                                      LESS THAN       1-3           4-5         AFTER 5
CONTRACTUAL OBLIGATIONS                   TOTAL        1 YEAR        YEARS         YEARS         YEARS
-----------------------                   -----        ------        -----         -----         -----
                                                                 (IN THOUSANDS)
Long-Term Debt (1)                      $178,417      $  4,358      $ 37,050      $ 89,700      $ 47,309
Capital Lease Obligations                  9,534         9,534            --            --            --
Operating Leases                          27,128         7,522         9,376         5,755         4,475
Unconditional Purchase Obligations            --            --            --            --            --
Other Long-Term Obligations                   --            --            --            --            --
                                        --------      --------      --------      --------      --------
Total Contractual Cash Obligations      $215,079      $ 21,414      $ 46,426      $ 95,455      $ 51,784
                                        ========      ========      ========      ========      ========

(1) Long-term debt includes the senior secured credit facility of $156,100,000, 10.75% Unsecured Convertible PIK Notes due April 2011 of $17,959,000, including accrued PIK interest, and CCL's 6% Convertible Subordinated Notes due 2006 of $4,358,000. The Convertible Subordinated Notes due 2006 of $4,358,000 have been reflected as due in less than one year because CCL is currently in default of this obligation.

The following table includes aggregate information about our commercial commitments as of December 31, 2002 and the periods in which payments are due. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      --------------------------------------------------------------
                                                  LESS THAN       1 - 3         4 - 5         OVER 5
OTHER COMMERCIAL COMMITMENTS          TOTAL         1 YEAR        YEARS         YEARS         YEARS
----------------------------          -----         ------        -----         -----         -----
                                                              (IN THOUSANDS)
Guarantees                            $   --        $   --        $   --        $   --        $   --
Lines of Credit                           --            --            --            --            --
Standby Letters of Credit              3,590         3,590            --            --            --
Standby Repurchase Obligations            --            --            --            --            --
Other Commercial Commitments           4,975         4,975            --            --            --
                                      ------        ------        ------        ------        ------
Total Commercial Commitments          $8,565        $8,565        $   --        $   --        $   --
                                      ======        ======        ======        ======        ======

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2002, cash used in operating activities decreased to $3,750,000 from $36,773,000 in the year ended December 31, 2001 primarily due to significant efforts to reduce expenses and other efforts to improve cash flow.

For the year ended December 31, 2002, cash used to purchase fixed assets increased to $11,327,000 from $5,221,000 in the year ended December 31, 2001, which reflected increased purchases of operating equipment.

For the year ended December 31, 2002, cash used in financing activities decreased to $400,000 from cash provided by financing activities of $41.5 million for the year ended December 31, 2001. During 2001 we received proceeds from borrowings, net of financing costs, of $88,679,000 from the borrowings under the senior secured credit facility in January 2001 and April 2001 and the issuance of the 10.75% senior unsecured convertible notes in April 2001. These proceeds were partially offset by capital distribution and principal payments on long-term debt and capital lease obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                            INTEREST RATE SENSITIVITY
                             AS OF DECEMBER 31, 2002

                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE

                                         FOR THE YEARS ENDING DECEMBER 31,
                            ----------------------------------------------------------                                      FAIR
                            2003          2004          2005         2006         2007      THEREAFTER        TOTAL         VALUE
                          --------      --------      --------     --------     --------    ----------      --------      --------
Long-term debt,
  including current
  portion:
Fixed rate                $  4,358      $     --      $     --     $     --     $     --     $ 47,525(a)     $ 51,883     $ 19,471
Average interest rate         6.00%                                                             10.75%
Variable rate             $     --      $ 11,700      $ 25,350     $ 50,700     $ 39,000     $ 29,350        $156,100     $156,100

Average interest rate
                          Libor +       Libor +       Libor +       Libor +     Libor +      Libor +
                          4.5% or       4.5% or       4.5% or       4.5% or     4.5% or      4.5% or
                          base rate     base rate     base rate     base rate   base rate    base rate
                          + 3.5%(b)     + 3.5%(b)     + 3.5%        + 3.5%      + 3.5%       + 3.5%

(a) Represents the value at maturity of 10.75% Unsecured Convertible PIK Notes due April 2011.

(b) On March 31, 2003, we entered into an amendment to our senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 until February 2, 2004, during which time the loans will accrue interest at the base rate plus 5.5%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are included herein commencing on page F-1.

The following is the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation on the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                2002
                                                                     FOR THE THREE MONTHS ENDED
                                               ----------------------------------------------------------------------
                                               DECEMBER 31,       SEPTEMBER 30,          JUNE 30,           MARCH 31,
                                               ------------       -------------          --------           ---------
REVENUES                                      $  70,779,000       $  73,422,000       $  75,209,000       $  74,311,000

COSTS AND EXPENSES
Operating                                        47,125,000          47,927,000          48,758,000          48,038,000
Selling, general and administrative              16,892,000          18,512,000          20,224,000          22,313,000
Corporate                                          (191,000)          1,930,000           1,616,000           1,698,000
Recapitalization costs                               10,000             373,000           4,270,000           1,182,000
Charges for impaired assets (1)                 118,530,000                  --                  --                  --
Depreciation                                      5,244,000           8,895,000           9,140,000           8,881,000
Amortization                                             --              84,000              83,000              84,000
                                              -------------       -------------       -------------       -------------
                                                187,610,000          77,721,000          84,091,000          82,196,000
                                              -------------       -------------       -------------       -------------
Operating loss                                 (116,831,000)         (4,299,000)         (8,882,000)         (7,885,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                      (64,000)            115,000             100,000             134,000
Interest expense                                 (4,233,000)         (4,503,000)         (3,737,000)         (3,903,000)
                                              -------------       -------------       -------------       -------------
Loss before income taxes                       (121,128,000)         (8,687,000)        (12,519,000)        (11,654,000)
Income tax benefit (provision)                     (342,000)             92,000                  --                  --
                                              -------------       -------------       -------------       -------------
Net loss                                      $(121,470,000)      $  (8,595,000)      $ (12,519,000)      $ (11,654,000)
                                              =============       =============       =============       =============
Basic and diluted net loss per share (2)      $       (4.09)      $       (0.29)      $       (0.42)      $       (0.39)
                                              =============       =============       =============       =============
Weighted average number of shares                29,667,000          29,667,000          30,000,000          30,000,000
                                              =============       =============       =============       =============

(1) For additional information about the charges for impaired assets, see Note 7 to our consolidated financial statements included herein.

(2) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                                                                               2001
                                                                    FOR THE THREE MONTHS ENDED
                                              ----------------------------------------------------------------------
                                              DECEMBER 31,       SEPTEMBER 30,          JUNE 30,           MARCH 31,
                                              ------------       -------------          --------           ---------
REVENUES                                     $  72,572,000       $  74,172,000       $  73,126,000       $  72,811,000

COSTS AND EXPENSES
Operating                                       48,865,000          54,760,000          57,662,000          63,520,000
Selling, general and administrative             21,833,000          20,907,000          23,319,000          30,795,000
Corporate                                        1,794,000             944,000             812,000           2,098,000
Non-cash compensation                           11,936,000           3,234,000           3,234,000           3,234,000
Other charges                                    2,158,000           3,910,000          33,366,000             119,000
Charges for impaired assets                    200,689,000                  --                  --         167,599,000
Depreciation                                    13,425,000          10,972,000          11,567,000          12,012,000
Amortization                                    21,998,000          20,784,000          23,097,000          31,509,000
                                             -------------       -------------       -------------       -------------
                                               322,698,000         115,511,000         153,057,000         310,886,000
                                             -------------       -------------       -------------       -------------
Operating loss                                (250,126,000)        (41,339,000)        (79,931,000)       (238,075,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                     (76,000)            555,000             656,000             664,000
Interest expense                                (7,180,000)         (6,943,000)         (7,383,000)         (4,141,000)
                                             -------------       -------------       -------------       -------------
Loss before income taxes and
     extraordinary item                       (257,382,000)        (47,727,000)        (86,658,000)       (241,552,000)
Income tax provision                              (127,000)                 --              33,000                  --
                                             -------------       -------------       -------------       -------------
Loss before extraordinary item                (257,509,000)        (47,727,000)        (86,625,000)       (241,552,000)
Gain from extinguishment of debt                37,282,000           2,216,000                  --                  --
                                             -------------       -------------       -------------       -------------
Net loss                                     $(220,227,000)      $ (45,511,000)      $ (86,625,000)      $(241,552,000)
                                             =============       =============       =============       =============
Basic and diluted net loss per share(1)
Loss before extraordinary item               $       (8.58)      $       (1.67)      $       (3.04)      $       (8.46)
Extraordinary item                                    0.80                0.08                  --                  --
                                             -------------       -------------       -------------       -------------
Net loss                                     $       (7.34)      $       (1.59)      $       (3.04)      $       (8.46)
                                             =============       =============       =============       =============
Weighted average number of shares               30,000,000          28,542,000          28,542,000          28,542,000
                                             =============       =============       =============       =============

(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

DISCUSSION OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2002

Corporate expenses decreased to a benefit of $191,000 from an expense of $1,794,000 due to settlements and adjustments, which had the effect of reducing corporate expense by $3,468,000 during the fourth quarter of 2002. This reduction was offset by increased costs of corporate activities, which consist primarily of compensation expense.

We performed a review of the recoverability of our goodwill and long-lived assets, which indicated that the carrying value of certain assets would not be recoverable. Asset impairments during the fourth quarter of 2002 include a write-down of goodwill of $77,409,000 and a write down of long-lived assets of $41,121,000. Asset impairments during the fourth quarter of 2001 include a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the persons who serve as directors and executive officers:

       NAME                          AGE                              TITLE
       ----                          ---                              -----
       Barclay Knapp                 46         Chairman of the Board
       Thomas J. Gravina             41         President, Chief Executive Officer and Director
       Michael A. Peterson           33         Executive Vice President -- Chief Operating Officer,
                                                Chief Financial Officer and Director

       Jeffrey Coursen               40         Senior Vice President -- Chief Operating Officer
                                                Commercial Division
       Timothy Allen                 39         Senior Vice President -- Sales
       Christopher Holt              38         Senior Vice President -- Chief Counsel for Legal
                                                And External Affairs and Secretary

       Christopher Michaels          36         Senior Vice President -- Chief Technical Officer
       Neil Peritz                   39         Senior Vice President -- Controller and Treasurer
       Ralph H. Booth, II            49         Director
       Alan J. Patricof              68         Director
       Warren Potash                 71         Director

Our charter provides for a classified board of directors consisting of three classes directors with overlapping three-year terms. One class of directors is to be elected each year with terms expiring on the third succeeding annual meeting after such election. The term of the Class II Directors, which is comprised of Warren Potash, terminates on the date of the 2003 annual meeting of stockholders; the term of the Class III Directors, which are comprised of Barclay Knapp and Alan J. Patricof, terminates on the date of the 2004 annual meeting of stockholders; and the term of the Class I Directors, which are comprised of Thomas J. Gravina, Ralph H. Booth, II and Michael A. Peterson, terminates on the date of the 2005 annual meeting of stockholders. Mr. Blumenthal resigned as one of our directors as of December 23, 2002. The following is a brief description of the present and past business experience of each of the persons who serve as our directors and executive officers.

Barclay Knapp is currently our Chairman and was our President, Chief Executive Officer, Chief Financial Officer and director from March 1998 until January 2002. Mr. Knapp had various executive positions including Executive Vice President, Chief Operating Officer, Chief Financial Officer and was a director of Cellular Communications, Inc. (referred to as CCI) from 1981 until its sale in 1996. He is currently President, Chief Executive Officer and a director of NTL Incorporated (referred to as NTL) and a director of NTL's affiliates. Mr. Knapp was also an executive officer and director of CCI spinoffs, Cellular Communications of Puerto Rico, Inc. and Cellular Communications International, Inc. from their inception in February 1992 and July 1991, respectively, and until their sale in 1999 and 1998, respectively.

Thomas J. Gravina is currently our President and Chief Executive Officer and serves as one of our directors. Mr. Gravina was our Executive Vice President and Chief Operating Officer until January 2002. Mr. Gravina has been employed by us and/or our affiliates since the acquisition by CCL of ATX Telecommunications Services, Inc. in September 2000. Prior to the acquisition, Mr. Gravina served as Co-Chief Executive Officer and a partner of ATX Telecommunication Services, Inc., a position he had held since 1987. Mr. Gravina serves as a director of the Eastern Technology Council and the Junior Achievement of America.

Michael A. Peterson is currently our Executive Vice President -- Chief Operating Officer, Chief Financial Officer and serves as one of our directors. Mr. Peterson had served as our Vice President -- Corporate Development since June 2000 and, until that time, had served as our Director -- Corporate Development since our inception. He has worked for us and our related historical affiliates since 1996. He was also Director -- Corporate Development at NTL from 1996 to 2002. Prior to joining NTL, he was in the investment banking division at Donaldson, Lufkin & Jenrette, specializing in the communications industry.

Jeffrey Coursen is currently our Senior Vice President -- Chief Operating Officer of the Commercial Division and was the Vice President of Strategic Development for us and our historical affiliates from the date of the acquisition of ATX Telecommunications Services, Inc. in September 2000 until May 2001. Prior to the acquisition, Mr. Coursen served as Vice President of Strategic Development of ATX Telecommunications Services, Inc. from January 1999 to September 2000 and, until that time, served as Director of Strategic Development from 1993 to 1999.

Timothy Allen is currently our Senior Vice President -- Sales and was the Vice President of Sales and Marketing for us and our historical affiliates from the date of the acquisition of ATX Telecommunications Services, Inc. in September 2000 until May 2001. Prior to the acquisition, Mr. Allen served as Vice President of Sales and Marketing of ATX Telecommunications Services, Inc. from January 1999 to September 2000 and served as Director of Sales and Marketing from 1988 to 1999.

Christopher Holt is currently our Senior Vice President -- Chief Counsel for Legal and External Affairs and Secretary and was the Vice President and Assistant General Counsel - Regulatory and Corporate Affairs for us and our historical affiliates from September 1998 until May 2001. Prior to joining the Company, Mr. Holt was an attorney in the Communications Law and Litigation group of Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C. from November 1994 until September 1998 and an attorney at the Law firm of Mullin, Rhyme, Emmons & Topel, P.C. from September 1989 until November 1994. Mr. Holt is a member of the Bars of the District of Columbia, Pennsylvania (inactive status), the U.S. Supreme Court, and the U.S. District Court for the District of Columbia, as well as the Federal Communications Bar Association.

Christopher Michaels is currently our Senior Vice President -- Chief Technical Officer and was the Vice President and Chief Technical Officer for us and our historical affiliates from the date of the acquisition of Voyager.net in September 2000 until May 2001. Prior to the acquisition, Mr. Michaels served as Vice President of Technology of Voyager.net since October 1998. For several years prior, Mr. Michaels was the principal of NetLink Systems, LLC, a startup Internet service provider, which was acquired by Voyager.net in 1995.

Neil C. Peritz is currently our Senior Vice President - Controller and Treasurer and was the Senior Vice President of Finance for us and our historical affiliates from May 2001 until October 2002. Mr. Peritz is a certified public accountant and served as Chief Financial Officer of ATX Telecommunications Services, Inc. from May 1999 until its acquisition in September 2000. Mr. Peritz was previously the Chief Financial Officer of University City Housing Co. and prior to that was an auditor with BDO Seidman LLP.

Ralph H. Booth, II has been a director since January 2002, and has been the Chairman and Chief Executive Officer of Booth American Company, a private investment concern, since 1995. Prior to that time and beginning in 1981, he was the President and Chief Financial Officer for Booth American Company when it owned and operated both a cable television and a radio broadcasting division. Mr. Booth is a co-founder of and has been a principal in ECE Management International, LLC since 1989. Mr. Booth is also a director of B/G Communications, LLC, B/G Enterprises, LLC, B/G Properties, LLC and Grupo Clarin, S.A.

Alan J. Patricof has been a director since March 1998. Mr. Patricof is Vice Chairman of APAX Partners, formerly known as Patricof & Co. Ventures, Inc., a venture capital firm he founded in 1969. Mr. Patricof serves as a director Boston Properties, Inc., which is publicly held, and Johnny Rockets Group, Inc., which is a privately held company.

Warren Potash has been a director since March 1998. Mr. Potash retired in 1991 as President and Chief Executive Officer of the Radio Advertising Bureau, a trade association, a position he held since 1989. Prior to that time, and beginning in 1986, he was President of New Age Communications, Inc., a communications consultancy firm. Until his retirement in 1986, Mr. Potash was a Vice President of Capital Cities/ABC Broadcasting, Inc., a position he held since 1970.

In addition to these individuals, our board of directors has approved the expansion of the board and the nomination and appointment of three additional directors to be designated by Michael Karp, which expansion and appointments are to become effective once the board is informed of the identity of the nominees. Michael Karp is currently our largest stockholder, and participated in the ATX recapitalization by tendering notes and preferred stock he held in exchange for shares of our common stock. Mr. Karp, together with the Florence Karp Trust, presently holds 34.0% of our common stock. The Board of Directors has not yet been informed of the individuals whom Mr. Karp intends to nominate. Mr. Karp's right to nominate these directors was included in the exchange agreement that he signed with CCL and ATX as part of the ATX recapitalization.

The Board of Directors has an Audit Committee and a Compensation and Option Committee (referred to as the Compensation Committee). Mr. Booth, Mr. Patricof and Mr. Potash serve as members of the Audit Committee and the Compensation Committee. The Audit Committee oversees the financial reporting process and the Compensation Committee reviews and makes recommendations regarding annual compensation for our officers, both on behalf our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities file with the Securities and Exchange Commission (the "SEC"), and with each exchange on which the Common Stock trades, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by the SEC's regulations to furnish the Company with copies of all
Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with other than with respect to one sales transaction by George S. Blumenthal that occurred on December 19, 2002 but which was not reported on a Form 4 filed with the SEC pursuant to Section 16(a) until January 8, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables discloses information on compensation received, options granted and options exercised by our Chief Executive Officers and the four other most highly paid executive officers for the years ended December 31, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE*

                                                                                                  LONG-TERM
                                                        ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                            ---------------------------------------------   ---------------------
    NAME AND PRINCIPAL                                                    OTHER ANNUAL          COMMON STOCK          ALL OTHER
     POSITION IN 2002              YEAR     SALARY ($)     BONUS ($)     COMPENSATION ($)   UNDERLYING OPTIONS(#)   COMPENSATION ($)
     ----------------              ----     ----------     ---------     ----------------   ---------------------   ----------------
Barclay Knapp (1)                  2002            --             --               --                    --
   Chairman                        2001       104,870             --               --                    --                  --
                                   2000       121,917             --               --                    --                  --

Thomas J. Gravina (2)              2002       900,000      1,248,872           43,403(5)            967,500             700,000(6)
  President and Chief              2001       248,077      1,300,000           12,185(5)                 --                  --
  Executive Officer

Michael A. Peterson (3)            2002       500,000        624,436           27,675(5)          1,485,000             365,015(6)
  Executive Vice President -       2001         2,400        750,000               --                    --                  --
  Chief Operating Officer and      2000         2,400             --               --                    --                  --
  Chief Financial Officer

Jeffrey Coursen (4)
  Senior Vice President -          2002       203,846         60,474          104,394(5)            377,400             110,000(6)
  Chief Operating Officer
  Commercial Division

Timothy Allen (4)                  2002       150,000         15,000          108,382(5)            311,355              50,000(6)
  Senior Vice President - Sales

Christopher S. Michaels (4)
  Senior Vice President - Chief    2002       205,000         30,115            3,906(5)            184,862              25,000(6)
  Technical Officer

----------

* The amounts in the table above represent the amounts directly paid by us to the named executives. Historically, we shared resources with NTL related to corporate activity, including a corporate office and corporate employees. In conjunction with this arrangement, some employees of NTL provided management, financial, legal and technical services to us. Under this arrangement, NTL charged us the salaries of these employees and other expenses of the shared resources, such as an office expense. These charges are not included in the above table. For additional information about our relationship with NTL, see Item 13 to Part III of this Annual Report entitled "Certain Relationships and Related Transactions".

(1) In January 2002, Mr. Knapp became Chairman. Prior to becoming Chairman, Mr. Knapp was our President, Chief Executive Officer and Chief Financial Officer. During 2002, 2001 and 2000, Mr. Knapp received salary from NTL and spent portions of his time providing executive management to us.

(2) In January 2002, Mr. Gravina became President and Chief Executive Officer. Mr. Gravina was our Executive Vice President and Chief Operating Officer from February 2001 until January 2002.

(3) In January 2002, Mr. Peterson became Executive Vice President -- Chief Operating Officer and Chief Financial Officer. During 2001 and 2000, Mr. Peterson received salary from NTL and spent portions of his time providing executive management to us.

(4) In October 2002, Mr. Coursen, Mr. Allen and Mr. Michaels became executive officers.

(5) Other annual compensation represents car allowances and/or life insurance premiums. Additionally, other annual compensation also includes commissions paid to each of Mr. Coursen and Mr. Allen in the amount of $97,677.

(6) Other compensation consists of one-time bonuses associated with the successful completion of the ATX recapitalization. Additionally, other compensation includes moving expenses in the amount of $15,015 reimbursed to Mr. Peterson.

                               OPTION GRANTS TABLE


                               NUMBER OF          % OF
                              SECURITIES      TOTAL OPTIONS
                              UNDERLYING       GRANTED TO        EXERCISE OR
                                OPTIONS       EMPLOYEES IN       BASE PRICE       EXPIRATION
NAME                          GRANTED (#)      FISCAL YEAR         ($/SH)            DATE             5% ($)          10% ($)
----                          -----------      -----------         ------         ----------          ------          -------
Barclay Knapp                         --               --                --               --               --               --

Thomas J. Gravina                967,500            12.38%             1.00        1/11/2012          609,000        1,542,000

Michael A. Peterson            1,485,000            19.00%             1.00        1/11/2012          934,000        2,367,000

Jeffrey Coursen                  377,400             4.83%             1.00        1/11/2012          237,000          602,000

Timothy Allen                    311,355             3.98%             1.00        1/11/2012          196,000          496,000

Christopher S. Michaels          184,862             2.37%             1.00        1/11/2012          116,000          295,000

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING
                                                                   UNEXERCISED       VALUE OF UNEXERCISED
                                                                     OPTIONS             IN-THE-MONEY
                               SHARES                            AT FY - END (#)     OPTIONS AT FY-END ($)
                             ACQUIRED ON           VALUE          EXERCISABLE(E)/       EXERCISABLE(E)/
     NAME                    EXERCISE (#)         REALIZED        UNEXERCISABLE(U)      UNEXERCISABLE(U)
     ----                    ------------        ----------      ----------------      ----------------
Barclay Knapp                       --                 --                 --                  --

Thomas J. Gravina                                                    648,225(E)
                                    --                 --            319,275(U)               --

Michael A. Peterson                                                  994,950(E)
                                    --                 --            490,050(U)               --

Jeffrey Coursen                                                      252,858(E)
                                    --                 --            124,542(U)               --

Timothy Allen                                                        208,608(E)
                                    --                 --            102,747(U)               --

Christopher S. Michaels                                              123,858(E))
                                    --                 --             61,004(U))              --

EMPLOYMENT AGREEMENTS

As of January 1, 2002, the Company and a subsidiary of the Company entered into an employment agreement with Mr. Gravina providing for his employment as President and Chief Executive Officer. The agreement provides for a term of three years, which may be extended automatically for unlimited additional one-year periods, unless either party provides at least six months' prior notice of its intent not to renew the agreement. The agreement provides for compensation consisting of a base salary of $900,000 and certain fringe and other employee benefits that are made available to the senior executives of the Company. As additional incentive compensation, Mr. Gravina is entitled to receive (i) three quarterly bonus awards of $300,000 for 2002, and quarterly bonus awards of $225,000 for each calendar year after 2002, both of which are based on the Company meeting financial targets as set forth in the agreement;
(ii) options to acquire 967,500 shares of common stock at an exercise price of $1.00 per share; and (iii) additional incentives commensurate with his position, performance and awards to other senior executives.

As of January 1, 2002, the Company and a subsidiary of the Company entered into an employment agreement with Mr. Peterson providing for his employment as Executive Vice President, Chief Operating Officer and Chief Financial Officer. The agreement provides for a term of three years, which may be extended automatically for unlimited additional one-year periods, unless either party provides at least six months' prior notice of its intent not to renew the agreement. The agreement provides for compensation consisting of a base salary of $500,000 and certain fringe and other employee benefits that are made available to the senior executives of the Company. As additional incentive compensation, Mr. Peterson is entitled to receive (i) three quarterly bonus awards of $150,000 for 2002, and quarterly bonus awards of $112,500 for each calendar year after 2002, both of which are based on the Company meeting financial targets as set forth in the agreement; (ii) options to acquire 1,485,000 shares of common stock at an exercise price of $1.00 per share; and
(iii) additional incentives commensurate with his position, performance and awards to other senior executives.

The employment agreements with Mr. Gravina and Mr. Peterson (each an "Executive") provide that (i) in the event that employment is terminated for any reason other than death, disability, or "cause" (as defined in their respective agreements), the Executive is entitled to receive a minimum of one year but no more than two years bonus and salary payable upon termination and options scheduled to become vested within two years shall become vested and exercisable;
(ii) in the event of disability, the Company will continue to pay the Executive's annualized base salary as of the time of termination for a period of six months and thereafter an annualized rate of $300,000 subject to certain reductions, until the earliest of (A) his death, (B) he attains age 65, or (C) he ceases to be disabled such that he is able to work as a senior executive (with or without reasonable accommodation); and (iii) upon a change in control (as defined in their respective agreements), the Executive will receive an amount equal to base salary plus his annual incentive award times the number of whole and partial months remaining on his employment contract (but not less than 24 months) divided by 12, plus full vesting of his options.

In 1998, a subsidiary of the Company, which was acquired in 2000, entered into an employment agreement with Mr. Michaels. The agreement provides for a term of two years, which may be extended automatically for unlimited additional one-year terms unless either party gives written notice to the other not less than sixty days prior to its intent not to renew the agreement. The agreement provides for compensation consisting of a base salary, which is currently $205,000, subject to discretionary increases from time to time and other employee benefits that are made available to the senior executives of the Company. As additional incentive compensation, Mr. Michaels is entitled to a bonus which is equal to twenty percent of the salary then in effect, which is payable in two semi-annual installments.

Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and the Committees. Mr. Patricof and Mr. Potash were each granted options to purchase 48,000 shares of our common stock in January 2002. Directors who are not officers are paid a fee of $250 for each Board of Directors meeting and each committee meeting that they attend.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDERS.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2003 by (i) each executive officer and director of the Company, (ii) all directors and executive officers as a group and (iii) stockholders holding 5% or more of the Common Stock.

                                                               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                               --------------------------------------------------------------------------
                                                                   PRESENTLY
                                                                  EXERCISABLE
EXECUTIVE OFFICERS, DIRECTORS                  COMPANY            OPTIONS AND
AND PRINCIPAL STOCKHOLDERS (1)                 STOCK              WARRANTS (2)             TOTAL              PERCENT (3)
------------------------------                 -----              ------------             -----              -----------
J. Barclay Knapp                              1,080,932                    --             1,080,932                  3.60%
Thomas J. Gravina (4)                         3,429,475               648,225             4,077,700                 13.30%
Michael A. Peterson                              27,764               994,950             1,022,714                  3.30%
Timothy Allen                                     1,300               208,608               209,908                     *
Jeffrey D. Coursen                                  543               252,858               253,401                     *
Christopher A. Holt                                  --                64,592                64,592                     *
Christopher S. Michaels (5)                       1,975               123,858               125,833                     *
Neil C. Peritz                                       --                48,321                48,321                     *
Ralph H. Booth, II (6)                        6,193,000                    --             6,193,000                 20.64%
Alan J. Patricof                                     --                32,160                32,160                     *
Warren Potash                                     4,089                32,160                36,249                     *

All directors and officers as a
group (11 in number)                         10,739,078             2,405,732            13,144,810                 40.56%

Michael Karp (7)                             10,200,000                    --            10,200,000                 34.00%
   c/o University City
   Housing Co.
   1062 East Lancaster Ave
   Suite 30B
   Rosemont, PA  19010

Booth American Company (6)                    6,193,000                    --             6,193,000                 20.64%
   333 West Fort Street, 12th Fl
   Detroit, MI  48226
Debra Buruchian (8)                           3,312,880                50,250             3,363,130                 11.19%

----------

*     Represents less than one percent

(1) Unless otherwise noted, the business address of each person is 50 Monument Road, Bala Cynwyd, PA 19004.

(2) Includes shares of Common Stock issuable upon the exercise of options and warrants which are exercisable or become exercisable in the next 60 days.

(3) Includes Common Stock and shares of Common Stock issuable upon the exercise of options and warrants, which are exercisable or become exercisable in the next 60 days.

(4) Includes 2,469 shares of Common Stock held by Mr. Gravina's minor children, of which shares Mr. Gravina disclaims beneficial ownership.

(5)   The business address of Mr. Michaels is c/o ATX Communications, Inc., 4660
      S. Hagadorn Road, Suite 320 East Lansing, MI 48823.

(6) Ralph H. Booth, II, our director, is an affiliate of Booth American Company. Accordingly, Mr. Booth may claim beneficial ownership of all of the shares held by Booth American Company. Booth American Company is the record owner of all 6,193,000 shares set forth, opposite Ralph H. Booth, II's name in the table.

(7) Includes 591,303 shares of Common Stock held by the Florence Karp Trust, of which shares Mr. Karp disclaims beneficial ownership.

(8) Includes 33,057 shares of Common Stock held by Ms. Buruchian's minor child, of which shares Ms. Buruchian disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have entered into several transactions with related parties as described below. In management's opinion, each of these transactions is at least as favorable to us as could be obtained with an unrelated third party.

NTL INCORPORATED

Some of our directors are or were also directors of NTL Incorporated, referred to as NTL. In April 2001, CCL and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At December 31, 2002, and December 31, 2001 the total amount of the notes outstanding, less the unamortized discount of $327,000 and $367,000, was $17,632,000 and $15,807,000, respectively.

Until 2002, NTL provided us with management, financial, legal and technical services, access to office space and equipment and use of supplies. We were charged by NTL amounts that consist of salaries and direct costs allocated to us where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate estimated corporate overhead was reduced. It is not practicable to determine the amounts of such expenses that would have been incurred had we operated as an unaffiliated entity. The estimated allocations exceeded the actual costs incurred by approximately $2.8 million, of which $2.2 million was provided for as a reduction of our corporate expenses in the quarter ended December 31, 2002. Taking this into effect, for the year ended December 31, 2002, corporate expenses were reduced by $2,064,000. For the years ended December 31, 2001 and 2000, expenses related to NTL were $446,000 and $1,186,000, respectively, which is included in corporate expenses.

Until 2001, we provided NTL with access to office space and equipment and the use of supplies. In the fourth quarter of 1999, we began charging NTL a percentage of our office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 2001 and 2000, we charged NTL $121,000 and $267,000, respectively, which reduced corporate expenses.

One of our subsidiaries provides billing and software development services to subsidiaries of NTL. During the third quarter of 2002, we began recording the billings for these services as revenue, which totaled $1,438,000 for the year ended December 31, 2002. We historically recorded these billings as a reduction of general and administrative expenses. Expenses were reduced by $1,508,000 and $1,883,000 for the year ended December 31, 2002 and 2001, respectively, as a result of billing for these services.

In 2001, we entered into a license agreement with NTL, whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by us for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by us under an ongoing software maintenance and development outsourcing arrangement between the companies. We recorded the $12.8 million as deferred revenue to be recognized over a period of three years, which was the estimated amount of time we expected to provide service under this arrangement. We recognized $4.3 million and $2.5 million of this revenue in 2002 and 2001, respectively.

In March 2000, we announced that we had entered into an agreement with NTL to link our networks in order to create an international Internet backbone that commenced operations in February 2001. We recognized revenue of $327,000 for the network usage in the year ended December 31, 2001.

We lease office space from entities controlled by an individual who owns 32% of the outstanding shares of our common stock. Rent expense for these leases for the year ended December 31, 2002 and 2001 was approximately $1.4 million and $1.6 million, respectively.

During 2002, we engaged B/G Enterprises, LLC, a company affiliated with one of our Directors, to provide travel related services. These services totaled $33,000 during 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)   CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   (1)   Financial Statements--See list of Financial Statements on page F-1.
      (2)   Financial Statement Schedules--See list of Financial Statement
            Schedules on page S-1.
      (3)   Exhibits--See Exhibit Index on page E-1.

(b)   Reports on Form 8-K:

      During the quarter ended December 31, 2002, the Company filed the following reports on Form 8-K:

      (1) Report dated October 2, 2002, reporting under Item 5, Other Events, that ATX Communications, Inc. issued a press release announcing that it has promoted five members of its existing Senior Management to be Executive Officers of the Company.

      (2) Report dated November 14, 2002, reporting under Item 7, that ATX Communications, Inc. announced its operating results for the quarter ended September 30, 2002.

      (3) Report dated November 14, 2002, reporting under Item 9, that ATX Communications, Inc. announced that it has submitted the CEO and CFO certifications with respect to the Company's quarterly report for the quarter ended September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act.

(c) Exhibits--the response to Item 15(c) is submitted as a separate section of this report.

(d) Financial Statement Schedules--see list of Financial Statement Schedules on page F-1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2003

                                  ATX COMMUNICATIONS, INC.

                                  By: /s/ Thomas J. Gravina
                                  ----------------------------------------------
                                  Thomas J. Gravina
                                  President and Chief Executive Officer
                                    (Principal Executive Officer)

                                  By: /s/ Michael A. Peterson
                                  ----------------------------------------------
                                  Michael A. Peterson
                                  Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Financial Officer)

                                  By: /s/ Neil Peritz
                                  ----------------------------------------------
                                  Neil Peritz
                                  Senior Vice President, Controller and
                                    Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      SIGNATURE                               TITLE                                        DATE
      ---------                               -----                                        ----
/s/ Barclay Knapp               Chairman; Director                                     April 9, 2003
Barclay Knapp

/s/ Thomas Gravina              President and Chief Executive Officer                  April 9, 2003
Thomas Gravina                  (Principal Executive Officer); Director

/s/ Michael A. Peterson         Executive Vice President  - Chief Operating            April 9, 2003
Michael A. Peterson             Officer and Chief Financial Officer (Principal
                                Financial Officer); Director

/s/ Ralph H. Booth II           Director                                               April 9, 2003
Ralph H. Booth II

/s/ Warren Potash               Director                                               April 9, 2003
Warren Potash

/s/ Alan J. Patricof            Director                                               April 9, 2003
Alan J. Patricof

    CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REQUIRED BY SEC RULE 13a-14
             (17 CFR 240.13a-14) OR RULE 15d-14 (17 CFR 240.15d-14)

I, Thomas J. Gravina, certify that:

      1. I have reviewed this annual report on Form 10-K of ATX Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 9, 2003

                                           By: /s/ Thomas J. Gravina
                                           -------------------------------------
                                           Thomas J. Gravina
                                           President - Chief Executive Officer

    CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REQUIRED BY SEC RULE 13a-14
             (17 CFR 240.13a-14) OR RULE 15d-14 (17 CFR 240.15d-14)

I, Michael A. Peterson, certify that:

      1. I have reviewed this annual report on Form 10-K of ATX Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 9, 2003

                                           By: /s/ Michael A. Peterson
                                           -------------------------------------
                                           Michael A. Peterson
                                           Executive Vice President, Chief
                                              Operating Officer and Chief
                                              Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------

2.1 Exchange Agreement, dated as of December 14, 2001, by and among CoreComm Holdco, Inc., CoreComm Limited and each of the parties set forth under the heading "Security Holders" on the signature pages thereto (incorporated by reference to Exhibit 2.1 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no. 333-82402)

2.2 Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Group Sub I, Inc., and Voyager.net, Inc., dated as of March 12, 2000 (incorporated by reference to Exhibit 2.1 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

2.3 Amendment No. 1 to Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Group Sub I, Inc. and Voyager.net, Inc., dated as of August 10, 2000 (incorporated by reference to Exhibit
            2.2 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

2.4 Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust and CoreComm Limited, dated as of March 9, 2000 (incorporated by reference to Exhibit 2.3 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

2.5 Amendment No. 1 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of April 10, 2000 (incorporated by reference to Exhibit 2.4 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

2.6 Amendment No. 2 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of July 10, 2000 (incorporated by reference to Exhibit 2.5 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

2.7 Amendment No. 3 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of July 31, 2000 (incorporated by reference to Exhibit 2.6 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

2.8 Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Acquisition Sub, Inc., and MegsINet Inc., dated as of February 17, 1999 (incorporated by reference to Exhibit 99.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, report on Form 8-K, filed on February 24, 1999)

2.9 First Amendment to Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Acquisition Sub, Inc., and MegsINet Inc., dated as of May 3, 1999 (incorporated by reference to Exhibit 2.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on S-4/A, file no. 333-74801)

2.10 Asset Purchase Agreement by and among CoreComm Limited, USN Communications, Inc. and several subsidiaries of USN Communications, Inc., dated as of February 19, 1999 (incorporated by reference to Exhibit 99.3 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, report on Form 8-K, filed on February 24, 1999)

2.11 Stock Exchange Agreement by and among Voyager Holdings, Inc. and the stockholders listed on Schedule A thereto, dated as of September 23, 1998 (incorporated by reference to Exhibit 2.1 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)

2.12 Stock Purchase Agreement by and among Voyager Holdings, Inc. and the investors listed on Exhibit A thereto, dated as of September 23, 1998 (incorporated by reference to Exhibit 2.2 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)

3.1         Restated Certificate of Incorporation of CoreComm Holdco, Inc.
            (incorporated by reference to Exhibit 3.1 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of CoreComm Holdco, Inc. (incorporated by reference to
            Exhibit 3.2 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

3.3 Certificate of Correction to the Certificate of Amendment to the Restated Certificate of Incorporation of CoreComm Holdco, Inc. (incorporated by reference to Exhibit 3.3 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of CoreComm Holdco, Inc. filed with the Secretary of State of the State of Delaware on July 15, 2002

3.5 Amended By-laws of CoreComm Holdco, Inc. (incorporated by reference to Exhibit 3.4 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

4.1 Specimen CoreComm Holdco common stock certificate (incorporated by reference to Exhibit 4.1 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

4.2 Rights Agreement, dated as of December 17, 2001, by and between CoreComm Holdco, Inc. and Continental Stock Transfer & Trust Company, including form of rights certificate (incorporated by reference to Exhibit 4.2 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

4.3 Warrant of CoreComm Limited, dated December 15, 2001 (incorporated by reference to Exhibit 4.12 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)

4.4 Warrant No. CCL-2A of CoreComm Limited, dated April 12, 2001 (incorporated by reference to Exhibit 4.13 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)

4.5 Warrant No. CCL-3B of CoreComm Limited, dated July 13, 2001 (incorporated by reference to Exhibit 4.19 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2001, file no. 000-31359)

4.6 Warrant No. CCL-4A of CoreComm Limited, dated July 13, 2001 (incorporated by reference to Exhibit 4.20 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2001, file no. 000-31359)

4.7         CoreComm Holdco assumption of Warrant No. CCL-2A

4.8         CoreComm Holdco assumption of Warrant No. CCL-3B

4.9         CoreComm Holdco assumption of Warrant No. CCL-4A

4.10        CoreComm Holdco assumption of Warrant No. CCL-4A

10.1 2001 Stock Option Plan of CoreComm Holdco, Inc.(incorporated by reference to Exhibit 10.1 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

10.2 Exchange Agreement, dated as of December 14, 2001, by and between CoreComm Holdco, Inc. and CoreComm Limited (incorporated by reference to Exhibit 10.2 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

10.3 First Amendment to Exchange Agreement, entered into as of April 5, 2002, by and between CoreComm Limited and CoreComm Holdco, Inc. (incorporated by reference to Exhibit 10.63 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2001, file no. 000-31359)

10.4 Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the lenders party thereto and Administrative Agent and Collateral Agent party thereto (incorporated by reference to Exhibit 10.52 to CoreComm Limited's registration statement on Form S-1, file no. 333-47984)

10.5 First Amendment and Waiver dated as of October 31, 2001 to the Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the lenders party thereto the Administrative Agent and Collateral Agent party thereto (incorporated by reference to Exhibit 10.5 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

10.6 Second Amendment dated as of December 14, 2001 to the Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, and amended by the First Amendment and Waiver dated as of October 31, 2001, among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the lenders party thereto and the Administrative Agent and Collateral Agent party thereto (incorporated by reference to Exhibit 10.6 to ATX Communications, Inc.'s registration statement on Form S-1, file no. 333-82402)

10.7 Third Amendment dated as of March 29, 2002 to the Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, and amended by the First Amendment and Waiver dated as of October 31, 2001 and by the Second Amendment dated as of December 14, 2001, among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the lenders party thereto and the Administrative Agent and Collateral Agent party thereto (incorporated by reference to Exhibit 10.55 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2001, file no. 000-31359)

10.8 Fourth Amendment and Waiver dated as of March 31, 2003 to the Credit Agreement dated as of September 28, 2000, as amended and restated as of April 11, 2001, and amended by the First Amendment dated as of October 31, 2001, the Second Amendment dated as of December 14, 2001 and the Third Amendment dated as of March 29, 2002 among CoreComm Limited, CoreComm Holdco, Inc. CoreComm Communications, Inc., the lenders party thereto and the Administrative Agent and Collateral Agent party thereto

10.9 Lease Agreement by and between Monument Road Associates and ATX Telecommunications Services, Inc., dated as of January 18, 1994 (incorporated by reference to Exhibit 10.2 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.10 Addendum, dated as of January 25, 1996, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to
            Exhibit 10.3 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.11 Addendum, dated as of January 1, 1998, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to
            Exhibit 10.4 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.12 Addendum, dated as of October 1, 1998, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to
            Exhibit 10.5 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.13 Addendum, dated as of November 1, 1999, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to
            Exhibit 10.6 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.14 Lease Agreement by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc., dated as of January 2, 1993 (incorporated by reference to Exhibit 10.7 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.15 Addendum, dated as of July 1, 1995, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to
            Exhibit 10.8 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.16 Addendum, dated as of November 1, 1999, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to
            Exhibit 10.9 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.17 Addendum, dated as of March 1, 2000, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to
            Exhibit 10.10 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.18       Letter of Credit, dated July 30, 1993 (incorporated by reference to
            Exhibit 10.11 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.19 Letter of Credit, dated October 14, 1997 (incorporated by reference to Exhibit 10.12 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.20 Letter of Credit, dated October 19, 1999 (incorporated by reference to Exhibit 10.13 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.21 Letter of Credit, dated October 30, 1998 (incorporated by reference to Exhibit 10.14 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.22 Summary of loan by ATX Telecommunications Services, Inc. to Thomas Gravina and Debra Buruchian (incorporated by reference to Exhibit
            10.22 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.23 Summary of indebtedness of ATX Telecommunications Services, Inc. to Michael Karp (incorporated by reference to Exhibit 10.16 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)

10.24 Employment Agreement by and between Voyager Information Networks, Inc. and Christopher Michaels, made as of October 2, 1998, effective September 30, 1998 (incorporated by reference to Exhibit 10.10 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)

10.25 Employment Agreement by and between Voyager Information Networks, Inc. and David Shires, made as of October 2, 1998, effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)

10.26 Employee Non-Competition Agreement by and between Voyager Information Networks, Inc. and Christopher Michaels, dated as of October 2, 1998 (incorporated by reference to Exhibit 10.18 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-7917)

10.27 10.75% Unsecured Convertible PIK Note due 2011, dated as of April 12, 2001, issued to NTL Incorporated and made jointly by CoreComm Holdco, Inc. and CoreComm Limited (incorporated by reference to
            Exhibit 10.3 to CoreComm Limited's Form 8-K, filed April 13, 2001)

10.28 10.75% Unsecured Convertible PIK Note due 2011, dated April 15, 2002 and issued by CoreComm Limited and CoreComm Holdco, Inc. as joint obligors, to NTL Incorporated.

10.29 Letter agreement, dated February 5, 2002, amending certain conversion provisions of 10.75% Unsecured Convertible PIK Note due 2011, dated October 15, 2001 and issued to NTL Incorporated.

10.30 Letter agreement, dated February 5, 2002, amending certain conversion provisions of 10.75% Unsecured Convertible PIK Note due 2011, dated April 15, 2002 and issued to NTL Incorporated.

10.31 Employment Agreement between ATX Communications, Inc. and Thomas J. Gravina dated July 31, 2002 effective as of January 1, 2002 (incorporated by reference to Exhibit 10.1 to ATX Communications, Inc.'s Quarterly Report on Form 10-Q, file no.000-49899)

10.32 Employment Agreement between ATX Communications, Inc. and Michael A. Peterson dated July 31, 2002 effective as of January 1, 2002 (incorporated by reference to Exhibit 10.1 to ATX Communications, Inc.'s Quarterly Report on Form 10-Q, file no.000-49899)

11.1        Statement re computation of per share earnings

21.1        Subsidiaries of ATX Communications, Inc.

23.1        Consent of Ernst & Young LLP

99.1 Certification dated April 9, 2003 pursuant to 18 U.S.C. Section 1350 as of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas
            J. Gravina, Chief Executive Officer, and Michael A. Peterson, Executive Vice President, Chief Operating Officer and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of ATX Communications, Inc. are included in Item 15(a):

Report of Ernst & Young LLP, Independent Auditors ........................................   F-2
Consolidated Balance Sheets - December 31, 2002 and 2001 .................................   F-3
Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000 .....   F-4
Consolidated Statements of Shareholders' Equity (Deficiency) - Years Ended
         December 31, 2002, 2001 and 2000 ................................................   F-5
Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000 .....   F-6
Notes to Consolidated Financial Statements ...............................................   F-7

The following consolidated financial statement schedules of ATX Communications, Inc. are included in Item 15(a):

Schedule I - Condensed Financial Information of Registrant ...............................   F-42
Schedule II - Valuation and Qualifying Accounts ..........................................   F-48

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
ATX Communications, Inc.

We have audited the consolidated balance sheets of ATX Communications, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATX Communications, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and its related amortization.

                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 7, 2003

                            ATX COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                            -------------------------
                                                                            2002                 2001
                                                                            ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents .....................................     $     9,959,000      $    24,966,000
  Accounts receivable -- trade, less allowance for
     doubtful accounts of $8,755,000 (2002) and $9,759,000 (2001)          35,150,000           32,261,000
  Due from CCL Historical, Inc. .................................                  --              646,000
  Due from NTL Incorporated .....................................           1,120,000                   --
  Other .........................................................           4,845,000            3,683,000
                                                                      ---------------      ---------------
Total current assets ............................................          51,074,000           61,556,000
Fixed assets, net ...............................................          37,861,000           86,722,000
Investment in CCL Historical, Inc. ..............................                  --            3,863,000
Goodwill ........................................................          79,558,000          147,380,000
Intangible assets, net ..........................................                  --            5,706,000
Other, net of accumulated amortization of $1,871,000 (2002)
  and $1,045,000 (2001) .........................................          10,570,000           11,393,000
                                                                      ---------------      ---------------
                                                                      $   179,063,000      $   316,620,000
                                                                      ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable ..............................................     $    65,799,000      $    37,348,000
  Accrued expenses ..............................................          53,060,000           67,766,000
  Due to NTL Incorporated .......................................                  --              917,000
  Current portion of long-term debt .............................           1,512,000               33,000
  Current portion of capital lease obligations ..................           9,534,000            9,634,000
  Deferred revenue ..............................................          21,928,000           29,652,000
                                                                      ---------------      ---------------
Total current liabilities .......................................         151,833,000          145,350,000
Long-term debt, less unamortized discount .......................         145,809,000          144,413,000
Notes payable to related parties, less unamortized discount .....          17,632,000           15,807,000
Capital lease obligations .......................................                  --              267,000
Commitments and contingent liabilities
Shareholders' equity (deficiency):
  Series A preferred stock -- $.01 par value, authorized
     10,000,000 shares; issued and outstanding none .............                  --                   --
  Common stock -- $.01 par value; authorized 250,000,000
     shares; issued and outstanding 30,000,000 (2002) and
     30,000,000 (2001) shares ...................................             300,000              300,000
  Additional paid-in capital ....................................       1,030,613,000        1,022,634,000
  (Deficit) .....................................................      (1,166,389,000)      (1,012,151,000)
                                                                      ---------------      ---------------
                                                                         (135,476,000)          10,783,000
Treasury stock at cost, 333,000 .................................            (735,000)                  --
                                                                      ---------------      ---------------
                                                                         (136,211,000)          10,783,000
                                                                      ---------------      ---------------
                                                                      $   179,063,000      $   316,620,000
                                                                      ===============      ===============


                             See accompanying notes.

                            ATX COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                         2002               2001               2000
                                                         ----               ----               ----
REVENUES ......................................     $ 293,721,000      $ 292,681,000      $ 131,526,000
COSTS AND EXPENSES
Operating .....................................       191,848,000        224,807,000        142,323,000
Selling, general and administrative ...........        77,941,000         96,854,000        109,197,000
Corporate .....................................         5,053,000          5,648,000         11,224,000
Non-cash compensation .........................                --         21,638,000         43,440,000
Recapitalization costs ........................         5,835,000                 --                 --
Other charges .................................                --         39,553,000         12,706,000
Charges for impaired assets ...................       118,530,000        368,288,000         35,920,000
Depreciation ..................................        32,160,000         47,976,000         30,641,000
Amortization ..................................           251,000         97,388,000         42,396,000
                                                    -------------      -------------      -------------
                                                      431,618,000        902,152,000        427,847,000
                                                    -------------      -------------      -------------
Operating loss ................................      (137,897,000)      (609,471,000)      (296,321,000)
OTHER INCOME (EXPENSE)
Interest income and other, net ................           285,000          1,799,000          1,134,000
Interest expense ..............................       (16,376,000)       (25,647,000)        (5,929,000)
                                                    -------------      -------------      -------------
Loss before income taxes and extraordinary item      (153,988,000)      (633,319,000)      (301,116,000)
Income tax provision ..........................          (250,000)           (94,000)          (125,000)
                                                    -------------      -------------      -------------
Loss before extraordinary item ................      (154,238,000)      (633,413,000)      (301,241,000)
Gain from extinguishment of debt ..............                --         39,498,000                 --
                                                    -------------      -------------      -------------
Net loss ......................................     $(154,238,000)     $(593,915,000)     $(301,241,000)
                                                    =============      =============      =============
Basic and diluted net loss per share:
Loss before extraordinary item ................     $       (5.17)     $      (22.15)     $      (10.55)
Extraordinary item ............................                --               1.38                 --
                                                    -------------      -------------      -------------
Net loss ......................................     $       (5.17)     $      (20.77)     $      (10.55)
                                                    =============      =============      =============
Weighted average number of shares outstanding .        29,834,000         28,599,000         28,542,000
                                                    =============      =============      =============


                             See accompanying notes.

                            ATX COMMUNICATIONS, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)


                                 COMMON STOCK                             DEFERRED                           TREASURY STOCK
                                 ------------          ADDITIONAL         NON-CASH                           --------------
                               SHARES       PAR      PAID-IN CAPITAL    COMPENSATION      (DEFICIT)        SHARES     AMOUNT
                               ------       ---      ---------------    ------------      ---------        ------     ------
Balance, December 31, 1999   28,542,000   $285,000   $   246,700,000              --    $  (116,995,000)        --          --

Capital contributions ....           --         --       792,193,000              --                 --         --          --

Deferred non-cash
  compensation ...........           --         --                --    $(31,338,000)                --         --          --

Non-cash compensation
  expense ................           --         --                --       9,700,000                 --         --          --

Net loss .................           --         --                --              --       (301,241,000)        --          --
                             ----------   --------   ---------------    ------------    ---------------    -------   ---------
Balance, December 31, 2000   28,542,000    285,000     1,038,893,000     (21,638,000)      (418,236,000)        --          --

Capital distributions ....           --         --       (23,164,000)             --                 --         --          --

Shares issued in ATX
  recapitalization .......    1,458,000     15,000         1,413,000              --                 --         --          --

Shares held by CoreComm
  Limited issued in ATX
  recapitalization .......           --         --         5,492,000              --                 --         --          --

Non-cash compensation
  expense ................           --         --                --      21,638,000                 --         --          --

Net loss .................           --         --                --              --       (593,915,000)        --          --
                             ----------   --------   ---------------    ------------    ---------------    -------   ---------
Balance, December 31, 2001   30,000,000    300,000     1,022,634,000              --     (1,012,151,000)        --          --

Exchange of shares .......           --         --         7,979,000              --                 --         --          --

Common stock acquired
  upon merger with CCL
  Historical, Inc. .......           --         --                --              --                 --    333,000   $(735,000)

Net loss .................           --         --                --              --       (154,238,000)        --          --
                             ----------   --------   ---------------    ------------    ---------------    -------   ---------
Balance, December 31, 2002   30,000,000   $300,000   $ 1,030,613,000    $         --    $(1,166,389,000)   333,000   $(735,000)




                             See accompanying notes.

                            ATX COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                   2002             2001             2000
                                                                                   ----             ----             ----
OPERATING ACTIVITIES
Net loss ..................................................................   $(154,238,000)   $(593,915,000)   $(301,241,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................      32,411,000      145,364,000       73,037,000
    Gain from extinguishment of debt ......................................              --      (39,498,000)              --
    Reorganization charges ................................................              --       26,932,000               --
    Non-cash compensation .................................................              --       21,638,000       43,440,000
    Amortization of debt discount .........................................       2,729,000        6,256,000               --
    Amortization deferred financing costs .................................         826,000          774,000          211,000
    Provision for losses on accounts receivable ...........................       6,696,000        7,143,000        7,130,000
    Charges for impaired assets ...........................................     118,530,000      368,288,000       35,920,000
    Accretion of interest on marketable securities ........................              --          (51,000)          24,000
    Interest accrued on PIK Notes .........................................       1,785,000               --               --
    Other .................................................................              --       (2,473,000)         996,000
Changes in operating assets and liabilities, net of effect from business acquisitions:
    Accounts receivable ...................................................      (9,585,000)      (5,174,000)      (7,405,000)
    Due from affiliates ...................................................      (1,292,000)      18,140,000      (17,349,000)
    Other current assets ..................................................      (1,533,000)       2,369,000          576,000
    Other assets ..........................................................         705,000       11,999,000       (1,460,000)
    Accounts payable ......................................................      21,654,000      (25,594,000)      17,574,000
    Accrued expenses ......................................................     (14,714,000)      21,073,000       (5,078,000)
    Deferred revenue ......................................................      (7,724,000)         (44,000)      17,213,000
                                                                              -------------    -------------    -------------
Net cash used in operating activities .....................................      (3,750,000)     (36,773,000)    (136,412,000)
INVESTING ACTIVITIES
Purchase of fixed assets ..................................................     (11,327,000)      (5,221,000)     (65,211,000)
Acquisitions, net of cash acquired ........................................              --               --      (98,613,000)
Purchase of marketable securities .........................................              --               --       (2,710,000)
Proceeds from sale of marketable securities ...............................              --        2,737,000               --
Other .....................................................................         470,000               --               --
                                                                              -------------    -------------    -------------
Net cash used in investing activities .....................................     (10,857,000)      (2,484,000)    (166,534,000)
FINANCING ACTIVITIES
Capital (distributions) contributions .....................................              --      (28,614,000)     232,472,000
Proceeds from borrowings, net of financing costs ..........................              --       88,679,000      103,503,000
Principal payments on long-term debt ......................................         (33,000)     (10,508,000)      (5,936,000)
Principal payments of capital lease obligations ...........................        (367,000)      (8,107,000)     (15,568,000)
                                                                              -------------    -------------    -------------
Net cash (used in) provided by financing activities .......................        (400,000)      41,450,000      314,471,000
                                                                              -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents ......................     (15,007,000)       2,193,000       11,525,000
Cash and cash equivalents at beginning of period ..........................      24,966,000       22,773,000       11,248,000
                                                                              -------------    -------------    -------------
Cash and cash equivalents at end of period ................................   $   9,959,000    $  24,966,000    $  22,773,000
                                                                              =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ....................................................   $  10,807,000    $  13,197,000    $   4,008,000
Income taxes paid .........................................................              --               --          159,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  ACTIVITIES
Capital contributions of non-cash net assets ..............................   $          --    $   5,450,000    $ 559,721,000
Liabilities incurred to acquire fixed assets ..............................         386,000        6,595,000       35,626,000
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES
Shares issued in the ATX recapitalization .................................   $          --    $   6,905,000    $          --
Shares issued to acquire CCL Historical, Inc. .............................       7,979,000               --               --


                             See accompanying notes.

                            ATX COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND BUSINESS

ORGANIZATION

ATX Communications, Inc. (formerly CoreComm Holdco, Inc.), referred to as the Company, was formed in May 1998 as a Bermuda corporation. It was a wholly-owned subsidiary of CCL Historical, Inc. (formerly CoreComm Limited), referred to as CCL, until December 2001. In July 1999, the Company was domesticated under the laws of Delaware.

CCL, formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc., referred to as CCPR, was formed in March 1998 in order to succeed to the businesses and assets that were operated by OCOM Corporation. Operations commenced in April 1998. In September 1998, CCPR made a cash contribution to CCL of $150,000,000 and distributed 100% of the outstanding shares of CCL on a one-for-one basis to CCPR's shareholders.

BUSINESS

The Company provides integrated local and toll-related telephone, Internet and high-speed data services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Massachusetts, Washington, D.C. and Indiana. The Company does not rely on any one customer for a significant portion of its revenue.

LIQUIDITY

The Company's financial statements have been prepared assuming the Company can meet its obligations as they become due in the ordinary course of business. On March 31, 2003, the Company entered into an amendment to its senior secured credit facility, under which the lenders agreed to waive and/or amend certain financial covenants set forth in the credit agreement until February 2, 2004, during which time the loans will accrue interest at a rate of approximately 9.75%. However, based on its current business plan, the Company does not expect that it will have the cash available to fund the required deferred interest and principal payments on its senior secured credit facility on or before February 2, 2004, the date on which such payments become due. The Company intends to seek and consider strategic alternatives in order to reduce its overall indebtedness, including amounts under the senior secured credit facility. Such strategic alternatives may include, among other things, debt or equity financings or refinancings, recapitalizations, restructurings, mergers and acquisitions or other transactions.

                            ATX COMMUNICATIONS, INC.

NOTE 1. ORGANIZATION AND BUSINESS (CONTINUED)

There can be no assurance that: (1) actual costs will not exceed the amounts estimated or that additional funding will not be required, (2) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (3) the Company will be able to continue to be in compliance with all required ratios and covenants contained in agreements governing its outstanding indebtedness, or that the Company will be able to modify the requirements or terms of such indebtedness, (4) the Company will be able to refinance its indebtedness as it comes due, (5) the Company will be able to sell assets or businesses (the net proceeds from a sale may be required to be used to repay certain indebtedness), or (6) the Company will not be adversely affected by interest rate fluctuations, (7) the Company will be able to access the cash flow of its subsidiaries or (8) the Company will be successful in identifying or implementing one or more strategic alternatives to reduce its indebtedness.

The Company's future capital requirements will depend on the success of the continued execution of the Company's business plan, and the amount of capital required to fund future capital expenditures and other working capital requirements that exceed net cash provided by operating activities.

The Company and its subsidiaries may not generate sufficient cash flow from operations to repay at maturity the entire principal amount of its outstanding indebtedness. Accordingly, the Company may be required to consider a number of measures, including: (1) refinancing all or a portion of such indebtedness, (2) seeking modifications to the terms of such indebtedness, (3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, (5) sales of assets or businesses or (6) a combination of the foregoing.

The Company's ability to raise additional capital in the future will be dependent on a number of factors, such as general economic and market conditions, which are beyond its control. If the Company is unable to obtain additional financing or obtain it on favorable terms, it may be required to further reduce its operations, forego attractive business opportunities, or take other actions, which could adversely affect its business, results of operations and financial condition.

NOTE 2. ATX RECAPITALIZATION

In April 2001, the Company and CCL completed a reevaluation of their business plans in light of market conditions and made significant modifications to the plans. The Company streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as call centers, to efficiently sell and install products and services for customers.

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

                            ATX COMMUNICATIONS, INC.

NOTE 2. ATX RECAPITALIZATION (CONTINUED)

In October 2001, the Company and CCL commenced the ATX recapitalization. In the first phase of the ATX recapitalization, which was completed in December 2001, the Company and CCL entered into agreements with holders of approximately $600 million of outstanding indebtedness and preferred stock whereby the holders agreed, among other things, to exchange their debt and preferred stock for approximately 87% of the Company's common stock. In addition, the holders of CCL's 6% Convertible Subordinated Notes due 2006 received the amount of an October 1, 2001 interest payment of $4.8 million in the aggregate.

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

The Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. The Company recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in 2001 in connection with the ATX recapitalization. This gain is based on the fair value of $0.9797 per share on December 31, 2001 for the shares issued by the Company in exchange for the notes.

The shareholders and noteholders who exchanged their shares and notes, respectively, received shares of common stock of the Company and no longer hold securities of CCL.

Following the completion of the first phase of the ATX recapitalization on December 28, 2001 (but prior to the completion of the second phase on July 1, 2002), approximately 87% of the Company's outstanding shares, or 26,056,806 shares, were owned by the former holders of indebtedness and preferred stock of the Company and CCL, and approximately 13% of the Company's outstanding shares, or 3,943,248 shares, were held by CCL.

                            ATX COMMUNICATIONS, INC.

NOTE 2. ATX RECAPITALIZATION (CONTINUED)

As a result of the completion of the first phase of the ATX recapitalization, the Company held $160 million principal amount of CCL's 6% Convertible Subordinated Notes due 2006, approximately $105.7 million principal amount of CCL's Senior Unsecured Notes due September 29, 2003, approximately 51,000 shares of CCL's Series A preferred stock and 250,000 shares of CCL's Series B preferred stock. As of December 31, 2001, prior to the consummation of the second phase of the ATX recapitalization, the Company's investment in CCL notes and preferred stock was $3,863,000.

In the second phase of the ATX recapitalization, the Company offered to all holders of CCL common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CCL to exchange shares of the Company's common stock for their CCL common stock and their notes, respectively. The Company completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to the former holders of CCL common stock and the holders of 6% Convertible Subordinated Notes due 2006 of CCL. The common stock issued under the exchange offer was valued at $7,979,000 based on the average price per share for the five trading days following the completion of the recapitalization, which was based on the estimated fair value of the Company's common stock. Following the exchange offer, the Company transferred the shares of CCL common stock that it received in the exchange offer to a wholly owned subsidiary. The Company then merged this subsidiary into CCL, with CCL surviving the merger as a wholly owned subsidiary of the Company.

CCL has surrendered to the Company all of the shares of the Company's common stock that CCL held at the completion of the exchange offers, excluding 332,624 shares, of which 39,678 shares are being held for holders of the 6% Convertible Subordinated Notes who did not participate in the exchange offer and 292,946 shares are reserved for holders of CCL's warrants, 14,473 of which expired in May 2002. In exchange for CCL surrendering such shares of the Company's common stock, CCL and the Company have agreed to waivers and amendments to delay CCL from having to make any payments with respect to the CCL securities held by the Company through April 2003. Also, as part of the exchange agreement between the Company and CCL, the due date of CCL's Senior Unsecured Notes was extended until September 29, 2023.

In connection with the second phase of the ATX recapitalization, on July 1, 2002 the Company converted all of the 6% Convertible Subordinated Notes Due 2006 of CCL and all of the shares of Series A and B preferred stock of CCL that it owned into shares of CCL common stock. All of these shares of CCL were tendered in the exchange offer, and subsequently, all of the shares received by the Company in the exchange offer were cancelled. The Company continues to hold approximately $105.7 million principal amount of CCL's Senior Unsecured Notes.

The Company incurred additional costs in connection with the ATX recapitalization, which consist primarily of employee incentives, legal fees, accounting fees and printing fees of $5,835,000 during the twelve months ended December 31, 2002.

The merger with CCL has been accounted for as a purchase, and, accordingly the net assets and results of operations of CCL have been included in the consolidated financial statements from July 1, 2002. The aggregate purchase price of $11,842,000 exceeded the estimated fair value of net tangible assets acquired by $9,587,000, which was allocated to goodwill.

                            ATX COMMUNICATIONS, INC.

NOTE 2. ATX RECAPITALIZATION (CONTINUED)

The pro forma unaudited consolidated results of operations for the years ended December 31, 2002 and 2001, assuming consummation of the acquisition as of January 1, 2002 is as follows:

                                                                 Year Ended December 31,
                                                           ----------------------------------
                                                                 2002               2001
                                                           ----------------------------------
         Total revenue                                     $ 293,972,000        $ 293,207,000
         Net loss                                           (155,497,000)        (619,590,000)
         Basic and diluted net loss per share                      (5.21)              (21.66)

In connection with the ATX recapitalization, on July 2, 2002, Nasdaq transferred CCL's listing on the Nasdaq National Market to the Company. On August 15, 2002, the Nasdaq Listing Qualifications Panel issued its decision to delist the Company's common stock. On August 16, 2002, the Company's common stock began trading on the Over-the-Counter Bulletin Board. The Company had requested a review of the Panel's decision by the Nasdaq Listing and Hearing Review Council and on October 28, 2002, the Listing Council affirmed the Panel's decision to delist the Company's common stock. The delisting of the Company's common stock from the Nasdaq National Market, could, among other things, have a negative impact on the trading activity and price of the common stock and could make it more difficult for the Company to raise equity capital in the future.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in reorganization costs, the amount to be paid to settle certain toll and interconnection liabilities, the amount to be paid as a result of certain sales and use tax audits, potential liabilities arising from other sales tax matters and estimates related to the value of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were approximately $4.8 million and $24.3 million at December 31, 2002 and 2001, respectively, and consisted of corporate commercial paper.

                            ATX COMMUNICATIONS, INC.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records estimated allowances for uncollectible accounts receivable based on estimates of the collectibility of its receivables. These allowances were provided based on both the age of outstanding receivable balances and specific identification of customers. The Company identifies customer payment histories to determine if additional allowances are required. Since the Company has a limited operating history, the estimates are based on reviewing current customer balances and economic conditions on a monthly basis. In addition, the Company writes-off customer balances generally upon bankruptcy or other events where customer receipts are unlikely. The Company also requires security deposits in the normal course of business if customers do not meet its criteria established for offering credit. If the financial condition of the Company's customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowance may be required.

The activity of allowances for bad debts for the three years ended December 31, 2002 is as follows:

                                                                                                            ALLOWANCE      AVERAGE
                                 ALLOWANCE     ADDITIONS TO                    ADDITIONS TO    ALLOWANCE       AS A       ALLOWANCE
                                  FOR BAD       ALLOWANCE                       ALLOWANCE       FOR BAD     PERCENTAGE       AS A
                                  DEBT AT        BASED ON     UNCOLLECTIBLE       FROM          DEBT AT         OF       PERCENTAGE
                                 BEGINNING    COLLECTIBILITY    ACCOUNTS         BUSINESS       END OF       ACCOUNTS     OF ANNUAL
       DESCRIPTION               OF PERIOD      ESTIMATES      WRITTEN-OFF     COMBINATIONS     PERIOD      RECEIVABLE     REVENUE
       -----------               ---------      ---------      -----------     ------------     ------      ----------     -------
Year ended December 31, 2002    $ 9,759,000     $6,696,000     $(7,700,000)     $       --    $ 8,755,000       20%          3.2%

Year ended December 31, 2001     11,034,000      7,143,000      (8,418,000)             --      9,759,000       23%          3.6%

Year ended December 31, 2000      3,949,000      7,130,000      (9,269,000)      9,224,000     11,034,000       24%          5.7%

FIXED ASSETS

Fixed assets are stated at cost. Fixed assets are assigned useful lives, which impacts the annual depreciation expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment -- 3 to 5 years, computer hardware and software -- 3 or 5 years and other equipment -- 2 to 7 years, except for leasehold improvements for which the estimated useful lives are the term of the lease.

                            ATX COMMUNICATIONS, INC.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset are used. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

GOODWILL

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited, which is estimated to be five to seven years. The Company continually evaluates whether events and circumstances warrant revised estimates of useful lives or recognition of an impairment to the carrying amounts. The recoverability of goodwill is assessed at a reporting unit level whereby the carrying value of goodwill is adjusted to the present value of the future operating cash flows if the undiscounted cash flows analysis indicates it cannot be recovered over its remaining life. The present value of the future operating cash flows is calculated using a discount rate that is equivalent to the rate that would be required for a similar investment with like risks. The projections of future operating cash flow are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value. If a portion or separable group of assets of an acquired company is being disposed of, goodwill would be allocated to the assets to be disposed of based on the relative fair values of those assets at the date of acquisition, unless another method of allocation is more appropriate.

LMDS LICENSE COSTS

The costs incurred to acquire the Local Multipoint Distribution Service, referred to as LMDS, licenses from the Federal Communications Commission, referred to as the FCC, were deferred and were being amortized on a straight-line basis over the term of the licenses upon the commencement of operations. The Company continually reviewed the recoverability of the carrying value of LMDS licenses using the same methodology that it uses for the evaluation of its other long-lived assets and upon such evaluation, the Company determined that the remaining carrying value was impaired as of October 1, 2002.

                            ATX COMMUNICATIONS, INC.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets include workforce and customer lists. These are acquisition-related assets, which are stated at their cost as of the date acquired less accumulated amortization. Amortization is recorded on a straight-line basis over estimated useful lives of two and seven years. The Company continually reviews the recoverability of the carrying value of the intangible assets using the same methodology that it uses for the evaluation of its other long-lived assets and upon such evaluation, the Company determined that the remaining carrying value was impaired as of October 1, 2002.

OTHER ASSETS

Other assets include deferred financing costs, certificates of deposit collateralizing letters of credit, and other non-current assets. Deferred financing costs were incurred in connection with the issuance of debt and are charged to interest expense over the term of the related debt.

CONTINGENT LIABILITIES

The Company's determination of the treatment of contingent liabilities is based on a view of the expected outcome of the applicable contingency. The Company's legal counsel is consulted on matters related to litigation. Experts both within and outside the Company are consulted with respect to other matters that arise in the ordinary course of business. Examples of matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate some agreements included in reorganization costs, the amounts to be paid to settle some toll and interconnection liabilities, the amount to be paid as a result of some sales and use tax audits and potential liabilities arising from other sales tax matters. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

NET LOSS PER SHARE

The Company reports its basic and diluted net loss per share in accordance with Financial Accounting Standards Board, referred to as FASB, Statement of Financial Accounting Standards, referred to as SFAS, No. 128, "Earnings Per Share." The weighted average shares used in the computation of net loss per share reflects the stock split in 2001 on a retroactive basis

                            ATX COMMUNICATIONS, INC.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION AND CERTAIN COST CLASSIFICATIONS

Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned.

Operating costs includes direct costs of sales and network costs. Direct cost of sales includes the costs directly incurred primarily with other telecommunications carriers in order to render services to customers. Network costs include the costs of fiber and access, points of presence, repairs and maintenance, rent, utilities and property taxes of the telephone, Internet and data network, as well as salaries and related expenses of network personnel.

ADVERTISING EXPENSE

The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $2,203,000, $3,581,000 and $8,683,000, respectively.

REORGANIZATION CHARGES

In 2001, reorganization charges were recorded as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for reorganization.

STOCK-BASED COMPENSATION

The Company's employees participate in the ATX stock option plan. ATX applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. When applying APB Opinion No. 25, compensation expense for compensatory plans is measured based on "intrinsic value" (i.e., the excess of the market price of the stock over the exercise price on the measurement date). Under the intrinsic value method, compensation is determined on the measurement date; that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, generally is recognized over the equity award's vesting period. Compensation expense associated with awards that immediately are vested or attributable to past services is recognized when granted. Prior to the completion of the ATX recapitalization, the Company's employees participated in the CCL stock option plans.

                            ATX COMMUNICATIONS, INC.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Following is the Company's pro forma information for the year ended December 31, 2002:

            Net loss - as reported                                   $  (154,238,000)
            Stock based compensation expenses under SFAS No. 123          (3,582,000)
                                                                     ---------------
            Pro forma net loss                                       $  (157,820,000)
                                                                     ===============
            Basic and diluted per share information:
            Net loss - as reported                                   $         (5.17)
            Stock based compensation expenses under SFAS No. 123                (.12)
                                                                     ---------------
            Pro forma net loss per share                             $         (5.29)
                                                                     ===============

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for the year ended December 31, 2002. The Statement amends the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 148 also provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock based employee compensation. The adoption of this new standard had no significant effect on the Company's results of operations, financial condition or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective for the Company on January 1, 2003. SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities. The adoption of this new standard is not expected to have a significant effect on the Company's results of operations, financial condition or cash flows.

In April 2002, the FASB issued SFAS, No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for the Company on January 1, 2003. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard will require the Company to reclassify its gain from extinguishment of debt from extraordinary to continuing operations. The Company's loss before income taxes for the year ended December 31, 2001 will be $593,915,000, upon adoption of SFAS No. 145. The adoption of SFAS No. 145 will not change the Company's net loss for the year ended December 31, 2001.

                            ATX COMMUNICATIONS, INC.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The standard did not materially affect the amount of the $41,121,000 impairment charge recorded by the Company in the fourth quarter of 2002. However, the charge was calculated in accordance with the provisions of this pronouncement resulted in asset impairment charges of $41,121,000 during the fourth quarter of 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach to determine whether or not impairment exists rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002.

Upon the adoption of SFAS No. 142, the Company also performed an evaluation for impairment of its goodwill as of January 1, 2002, and determined that no impairment charge was required. The Company performed its annual test to evaluate whether or not its goodwill was impaired as of October 1, 2002. This evaluation resulted in a goodwill impairment charge of $77,409,000.

                            ATX COMMUNICATIONS, INC.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following table shows the Company's loss before extraordinary item and net loss had SFAS No. 142 been in effect during the two years ended December 31, 2001. Additionally, the table presents the effect on the Company's basic and diluted loss per share before extraordinary item and basic and diluted net loss per share.

                                                                  YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                       2002                 2001                 2000
                                                       ----                 ----                 ----
Loss before extraordinary item- as reported      $  (154,238,000)     $  (633,413,000)     $  (301,241,000)
Goodwill amortization                                         --           96,973,000           39,330,000
Workforce amortization                                        --               52,000              532,000
                                                 ---------------      ---------------      ---------------
Loss before extraordinary item - as adjusted     $  (154,238,000)     $  (536,388,000)     $  (261,379,000)
                                                 ===============      ===============      ===============
Net loss - as reported                           $  (154,238,000)     $  (593,915,000)     $  (301,241,000)
Goodwill amortization                                         --           96,973,000           39,330,000
Workforce amortization                                        --               52,000              532,000
                                                 ---------------      ---------------      ---------------
Net loss --  as adjusted                         $  (154,238,000)     $  (496,890,000)     $  (261,379,000)
                                                 ===============      ===============      ===============

Basic and diluted per share information:
Loss before extraordinary item- as reported      $         (5.17)     $        (22.15)     $        (10.55)
Goodwill amortization                                         --                 3.39                 1.38
Workforce amortization                                        --                   --                 0.02
                                                 ---------------      ---------------      ---------------
Loss before extraordinary item - as adjusted     $         (5.17)     $        (18.76)     $         (9.15)
                                                 ===============      ===============      ===============
Net loss per share - as reported                 $         (5.17)              (20.77)     $        (10.55)
Goodwill amortization                                         --                 3.39                 1.38
Workforce amortization                                        --                   --                 0.02
                                                 ---------------      ---------------      ---------------
Net loss per share --  as adjusted               $         (5.17)     $        (17.38)     $         (9.15)
                                                 ===============      ===============      ===============

NOTE 5. CERTAIN RISKS AND UNCERTAINTIES

The Company's performance is affected by, among other things, its ability to implement expanded interconnection and collocation with the facilities of ILECs and develop efficient and effective working relationships with the ILECs and other carriers. The Company has installed its own switches and related equipment in certain of its markets. The Company will continue to lease the unbundled local loop needed to connect its customers to its switches. The Company purchases capacity from the ILECs on a wholesale basis pursuant to contracts and sells it at retail rates to its customers. The Company depends upon the ILECs to maintain the quality of their service to the Company's customers. Also, the Company depends upon the ILECs for accurate and prompt billing information in order for the Company to bill certain of its customers.

                            ATX COMMUNICATIONS, INC.

NOTE 5. CERTAIN RISKS AND UNCERTAINTIES (CONTINUED)

The Company's business is highly competitive, which results in pricing pressure and increasing customer acquisition costs. The competition in the local exchange business includes the larger, better capitalized ILECs as well as other CLECs, other providers of telecommunications services and cable television companies. The competition in the Internet services market includes established online services, such as AOL and the Microsoft Network, the ILECs, cable television companies and other local, regional and national Internet service providers. The competitive environment may result in price reductions in the Company's fees for services, increased spending on marketing and product development, a reduction in the Company's ability to increase revenues and gross margin from its core businesses, a limit on the Company's ability to grow its customer base or attrition in the Company's customer base. The Company's operating results and cash flows would be negatively impacted by any of these events.

The Company's business is subject to regulations by federal, state and local government agencies. These regulations are the subject of judicial proceedings, legislative hearings and administrative proposals, which could change in varying degrees the manner in which the telecommunications industry operates. Future regulations and legislation may be less favorable to the Company than current regulations or legislation and therefore could have a materially adverse effect on its financial condition or results of operations

NOTE 6. REVENUES

                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                2002             2001             2000
                                                ----             ----             ----
Local Exchange Services ...............     $104,247,000     $ 95,272,000     $ 62,960,000
Internet, Data and Web-related Services       90,048,000       93,997,000       34,157,000
Toll-related Telephony Services .......       69,390,000       77,169,000       27,952,000
Other(a) ..............................       30,036,000       26,243,000        6,457,000
                                            ------------     ------------     ------------
                                            $293,721,000     $292,681,000     $131,526,000
                                            ============     ============     ============

----------

(a) Other includes carrier access billing, reciprocal compensation, wireless, paging and information services.

NOTE 7. CHARGES FOR IMPAIRED ASSETS

As of October 1, 2002, the Company performed an analysis of the carrying value of its long-lived assets, goodwill and other intangibles. During 1999 and 2000, the Company made acquisitions against a background of increasing consolidation and record valuations in the telecommunications industry. Additionally, during the same time period, the Company paid high prices for telecommunications equipment in an effort to rapidly expand its network. This analysis was initiated because of the overall decline in value for companies and for equipment within the telecommunications industry. The fair value of the Company's assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of goodwill of $77,409,000 and a write-down of fixed assets of $28,494,000 in the fourth quarter of 2002 as result of this analysis and review.

                            ATX COMMUNICATIONS, INC.

NOTE 7. CHARGES FOR IMPAIRED ASSETS (CONTINUED)

Also at October 1, 2002, in connection with the fair value analysis of the Company's long-lived assets, the Company wrote-down the carrying amount of its LMDS licenses, customer lists and certain deposits related to long-term telecommunications contracts by $4,230,000, $1,225,000 and $5,400,000 respectively to reflect their fair value.

As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. This analysis was initiated because of the decline in CCL's stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company's analysis, the book value of the Company's net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company's assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000 in the fourth quarter of 2001 as result of this analysis and review.

At March 31, 2001, the Company reduced the carrying amount of goodwill related to two of its acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the decision to sell its non-CLEC assets and business announced in April 2001, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions was eliminated before reducing the carrying amounts of other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

At December 31, 2000, the Company wrote-off the carrying amount of intangible assets from certain business combinations. The aggregate write-off of $14,784,000 included goodwill of $6,690,000, workforce of $577,000 and customer lists of $7,517,000. These assets were primarily related to the Company's resale CLEC business, which was acquired in 1999. The underlying operations, customer relationships and future revenue streams had deteriorated significantly since the acquisition. These were indicators that the carrying amount of the resale-related assets was not recoverable. The Company estimated that the fair value of these assets was zero due to the lack of potential buyers, the overall deterioration of the resale CLEC business environment and because of the negative future cash flow of these resale businesses projected at that time for the foreseeable future. The goodwill had useful lives of 5 and 10 years, and the other intangibles had useful lives of 3 and 5 years.

Also at December 31, 2000, in connection with the reevaluation of its business plan announced in April 2001, the Company reduced the carrying amount of its LMDS licenses by $21,136,000 to $4,230,000 to reflect their estimated fair value. The estimated fair value was determined based on an analysis of sales of other LMDS licenses by third parties.

                            ATX COMMUNICATIONS, INC.

NOTE 8. ACQUISITIONS

On September 29, 2000, the CCL completed two significant acquisitions. CCL acquired ATX Telecommunications Services, Inc., referred to as ATX Services, a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York -- Virginia corridor. ATX Services was acquired for approximately $39.4 million in cash, approximately $108.7 million principal amount of CCL's senior unsecured notes due 2003, 12,398,000 shares of CCL's common stock and 250,000 shares of CCL's Series B preferred stock with a stated value of $250.0 million. The common stock was valued at $178.7 million, the fair value at the time of the third amendment to the ATX Services merger agreement on July 31, 2000. The senior unsecured notes and the Series B preferred stock were valued at $94.0 million and $67.3 million, respectively, the fair value on the date of issuance. In addition, CCL incurred acquisition related costs of approximately $9.7 million.

CCL also acquired Voyager.net, Inc., referred to as Voyager, a large independent Internet communications company focused on the Midwestern United States. Voyager was acquired for approximately $36.1 million in cash and 19,435,000 shares of CCL's common stock. The common stock was valued at $154.6 million, the fair value at the time of the closing of the transaction. In addition, CCL incurred acquisition related costs of approximately $9.4 million and repaid approximately $24.0 million of Voyager debt including accrued interest.

The assets of ATX Services and Voyager were contributed to subsidiaries of the Company.

These acquisitions have been accounted for as purchases, and, accordingly the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $613.2 million exceeded the estimated fair value of net tangible assets acquired by $585.8 million, which was allocated to goodwill.

NOTE 9. FIXED ASSETS

Fixed assets consist of:

                                                         DECEMBER 31,
                                                    -----------------------
                                                    2002               2001
                                                    ----               ----
Operating equipment ..............             $  26,528,000      $ 102,529,000
Computer hardware and software....                13,121,000         53,313,000
Other equipment ..................                 3,010,000         12,956,000
Construction-in-progress .........                   446,000                 --
                                               -------------      -------------
                                                  43,105,000        168,798,000
                                               -------------      -------------
Accumulated depreciation .........                (5,244,000)       (82,076,000)
                                               -------------      -------------
                                               $  37,861,000      $  86,722,000
                                               =============      =============

                            ATX COMMUNICATIONS, INC.

NOTE 10. ACCRUED EXPENSES

Accrued expenses consist of:

                                                          DECEMBER 31,
                                                     ------------------------
                                                     2002                2001
                                                     ----                ----
Payroll and related ....................         $ 5,792,000         $ 7,517,000
Professional fees ......................           1,185,000             935,000
Taxes, including income taxes ..........          11,473,000          16,534,000
Accrued equipment purchases ............           1,414,000             385,000
Toll and interconnect ..................          23,016,000          28,668,000
Reorganization costs ...................           4,542,000           7,273,000
Other ..................................           5,638,000           6,454,000
                                                 -----------         -----------
                                                 $53,060,000         $67,766,000
                                                 ===========         ===========

NOTE 11. LONG-TERM DEBT

Long-term debt consists of:

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                      2002               2001
                                                                      ----               ----
Senior secured credit facility, less unamortized discount of
  $10,291,000 (2002) and $11,687,000 (2001) ................     $ 145,809,000      $ 144,413,000
6% Convertible Notes, less unamortized discount of
  $2,846,000 (2002) ........................................         1,512,000                 --
Other ......................................................                --             33,000
                                                                 -------------      -------------
                                                                   147,321,000        144,446,000
Less current portion .......................................        (1,512,000)           (33,000)
                                                                 -------------      -------------
                                                                 $ 145,809,000      $ 144,413,000
                                                                 =============      =============

In September 2000, subsidiaries of the Company entered into a senior secured credit facility. CCL and the Company have unconditionally guaranteed payment under the facility. The facility was amended and restated in April 2001. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. The aggregate amount available was amended to $156.1 million, of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. As of April 2001, the entire amount available under the senior secured credit facility had been borrowed. The senior secured credit facility is collateralized by substantially all of the Company's assets.

                            ATX COMMUNICATIONS, INC.

NOTE 11. LONG-TERM DEBT (CONTINUED)

On March 31, 2003, the Company entered into an amendment to its senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 until February 2, 2004, during which time the loans will accrue interest at a rate of 5.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum. This rate will be approximately 9.75%. In addition, the required principal payments originally scheduled for 2003, which totaled $1.95 million, were deferred to February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until January 31, 2004, and added other financial covenants, in order to better reflect the Company's current operations.

The term loan facility will amortize in quarterly installments of principal commencing on February 2, 2004 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on February 2, 2004 with a termination date on September 22, 2008. In the event CCL's remaining approximately $4.358 million principal amount of 6% Convertible Subordinated Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006.

The interest rate on the senior secured credit facility was initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum; or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. In April 2001 the interest rate was amended to, at the Company's option, 3.5% per annum plus the base rate or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Interest is payable monthly on the facility and, as noted above, the interest rate was adjusted further on March 31, 2003 in conjunction with the amendment signed on that date. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. At December 31, 2002 and 2001, the effective interest rate on the amounts outstanding was 6.22% and 6.86%, respectively.

In addition, in connection with the financing in April 2001, CCL issued warrants to purchase shares of its common stock. The estimated value of the warrants plus the excess of other commitments over their estimated fair value to the Company aggregating $12,454,000 was recorded as a debt discount in April 2001.

                            ATX COMMUNICATIONS, INC.

NOTE 11. LONG-TERM DEBT (CONTINUED)

The Company's consolidated balance sheet includes $4,358,000 aggregate principal amount of CCL's 6% Convertible Subordinated Notes upon the completion of the merger of CCL on July 1, 2002. The Company recorded the notes at $219,000, their fair value as of the acquisition date. The resulting discount of $4,139,000 is being amortized to interest expense over the remaining life of the notes, which are due October 1, 2006. The Company recorded amortization expense of $1,293,000 during 2002. Under the terms of the exchange offer in 2002, the holder of the notes could convert each $1,000 in aggregate principal amount into 9.1047 shares of common stock and $30.00 in cash. There are 39,678 shares of common stock reserved for issuance upon conversion of the notes. The interest payments that were due under the outstanding notes on April 1 and October 1, 2002 have not been made and CCL is in default under these notes. As such, the notes and the accrued interest thereon are currently due and payable in full. These notes are obligations of CCL and do not represent obligations of the Company.

In 1998, MegsINet entered into a working capital promissory note and a note payable for operating equipment. MegsINet was required to make monthly principal and interest payments through January 2002 for the working capital note and through September 2001 for the equipment note. In 2001, the holders of these notes agreed to accept cash of $400,000 and $800,000 in full settlement of all amounts due under the working capital note and certain capital leases and the equipment note, respectively. Extraordinary gains aggregating $4,067,000 were recorded as a result of these settlements.

In May 2001, the Company entered into an agreement with one of its equipment vendors whereby $17,166,000 due to the vendor was originally to be paid in three payments in January, May and August 2002. In December 2001, the Company and the vendor agreed to a modification of this arrangement in which the Company paid $2,000,000 and returned certain of the equipment in full settlement of the amount due. The Company recorded an extraordinary gain of $7,628,000 as a result of this transaction.

In April 2001, the Company and CCL as co-obligators issued to Booth American Company $10 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. Interest on the notes was at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest was payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes due April 2011 in such principal amount as shall equal the interest payment that was then due. The notes were convertible into CCL's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of CCL's common stock for a specified period. All of the outstanding 10.75% Unsecured Convertible PIK Notes Due April 2011 were exchanged for shares of the Company in December 2001.

                            ATX COMMUNICATIONS, INC.

NOTE 11. LONG-TERM DEBT (CONTINUED)

The Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 (that were included in notes payable to related parties) for shares of its common stock. The Company recorded an extraordinary gain of $25,677,000 from the extinguishment of these notes. During 2001, costs of $2,655,000 were incurred in connection with the ATX recapitalization, which were included as an offset to the extraordinary gain. In addition, the Company recorded an extraordinary gain of $4,781,000 in 2001 related to the settlement of other liabilities.

The senior secured credit facility restricts the payment of cash dividends and loans to the Company.

As of December 31, 2002, the aggregate principal amounts of long-term debt scheduled for repayment are as follows:

              Year Ending December 31,
                2003 ....................................           $  4,358,000
                2004 ....................................             11,700,000
                2005 ....................................             25,350,000
                2006 ....................................             50,700,000
                2007 ....................................             39,000,000
              Thereafter ................................             29,350,000
                                                                    ------------
                                                                    $160,458,000
                                                                    ============

                            ATX COMMUNICATIONS, INC.

NOTES 12. OTHER CHARGES

Other charges in 2001 include reorganization charges of $37,372,000 and an adjustment to the reserve for notes receivable from former officers of Voyager of $2,181,000. The reorganization charges relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. A total of $21,386,000 of these costs are for equipment and other assets that will not require any future cash outlays. The employee severance and related costs in 2001 were for approximately 630 employees to be terminated, none of whom were still employed by the Company as of December 31, 2001. The major actions involved in the 2001 reorganization included: (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) agreements with vendors to reduce or eliminate purchase commitments. The consolidation of functions resulted in employee terminations and the closing of offices. Employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs include charges related to these actions. Initiatives to increase gross margins resulted in consolidation of network assets and elimination of redundant and less profitable facilities. Charges for these actions include lease exit costs and fixed assets and prepayment write-downs. Finally, reductions or elimination of purchase commitments resulted in agreement termination charges. All of these actions were completed during 2002 and the remaining accrued expenses are anticipated to be paid over the next 36 months. Fixed assets and prepayments written-off include $5,300,000 related to vacated offices, $13,400,000 for network assets in abandoned markets and $2,700,000 for prepayments in respect of ILEC facilities in abandoned markets.

Other charges in 2000 include a reserve of $8,700,000 for notes receivable from former officers of Voyager, and reorganization charges of $4,006,000. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom were still employed by the Company as of December 31, 2000.

The following table summarizes the reorganization charges incurred and utilized in during the three years ended December 31, 2002:

                               EMPLOYEE
                               SEVERANCE      LEASE                     FIXED ASSETS
                              AND RELATED      EXIT        AGREEMENT        AND
                                 COSTS        COSTS      TERMINATIONS    PREPAYMENTS    TOTAL
                                 -----        -----      ------------    -----------    -----
                                                        (IN THOUSANDS)
Charged to expense .......     $  2,089      $  1,917      $     --       $     --     $  4,006
Utilized .................         (775)       (1,396)           --             --       (2,171)
                               --------      --------      --------       --------     --------
Balance, December 31, 2000        1,314           521            --             --        1,835
Charged to expense .......        3,409         6,928         6,572         21,772       38,681
Utilized .................       (4,214)       (4,343)       (2,914)       (21,772)     (33,243)
                               --------      --------      --------       --------     --------
Balance, December 31, 2001          509         3,106         3,658             --        7,273
Utilized .................         (509)       (1,722)         (500)            --       (2,731)
                               --------      --------      --------       --------     --------
Balance, December 31, 2002     $     --      $  1,384      $  3,158       $     --     $  4,542
                               ========      ========      ========       ========     ========

                            ATX COMMUNICATIONS, INC.

NOTE 13. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value because of their liquid nature.

Accounts receivable and payable: The carrying amounts reporting in the consolidated balance sheets are deemed to approximate fair value because of their short-term nature.

Long-term debt: The carrying amount of the variable rate senior secured credit facility approximates the fair value because the effective interest rates are deemed to be representative of rates the Company could obtain under current market conditions. The fair value of the Company's other notes payable are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                         DECEMBER 31, 2002         DECEMBER 31, 2001
                                         -----------------         -----------------
                                       CARRYING       FAIR       CARRYING       FAIR
                                        AMOUNT       VALUE        AMOUNT        VALUE
                                        ------       -----        ------        -----
                                                      (IN THOUSANDS)
Cash and cash equivalents ........     $  9,959     $  9,959     $ 24,966     $ 24,966
Long-term debt:
  Senior secured credit facility .      145,809      156,100      144,413      156,100
  Notes payable to related parties       17,632       17,959       15,807       16,174
  Other ..........................        1,512          146           33           33

NOTE 14. LEASES

The Company has capital leases for certain of its operating equipment. Leased property included in operating equipment consists of:

                                                        DECEMBER 31,
                                                 --------------------------
                                                 2002                  2001
                                                 ----                  ----
Operating equipment ................         $ 623,000             $ 29,108,000
Accumulated depreciation ...........          (104,000)             (14,963,000)
                                             ---------             ------------
                                             $ 519,000             $ 14,145,000
                                             =========             ============

Depreciation expense for operating equipment acquired by capital lease totaled $3,619,000, $6,487,000 and $1,394,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

                            ATX COMMUNICATIONS, INC.

NOTE 14. LEASES (CONTINUED)

Future minimum annual payments under these leases at December 31, 2002 are as follows:

Total minimum lease payments due during the year ending December 31, 2003     $ 9,558,000
Less amount representing interest (at rates ranging from 5.8% to 23.4%)           (24,000)
                                                                              -----------
Present value of net minimum obligations                                      $ 9,534,000
                                                                              ===========

As of December 31, 2002, the Company had leases for office space and equipment, which extend through 2013. Total rent expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $8,035,000, $8,791,000 and
$7,764,000 respectively.

Future minimum annual lease payments under noncancellable operating leases at December 31, 2002 are as follows: $7,522,000 (2003); $5,146,000 (2004);
$4,229,000 (2005); $3,026,000 (2006) $2,729,000 (2007) and $4,475,000
thereafter.

NOTE 15. RELATED PARTY TRANSACTIONS

Notes payable to related parties consists of:

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                   2002            2001
                                                                   ----            ----
10.75% Unsecured Convertible PIK Notes Due April 2011, plus
  accrued interest, less unamortized discount of $327,000
  (2002) and $367,000 (2001) ..............................     $17,632,000     $15,807,000
                                                                ===========     ===========

Some of the directors of the Company were or are officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CCL and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. In addition, in April 2001, CCL issued warrants to NTL, and CCL and the Company entered into a network and software agreement with NTL. The estimated value of the warrants of $397,000 was recorded as a debt discount in April 2001. Pursuant to the network and software agreement with NTL, the Company will provide U.S. network access for U.K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain provisioning software and know-how.

                            ATX COMMUNICATIONS, INC.

NOTE 15. RELATED PARTY TRANSACTIONS (CONTINUED)

Interest on the 10.75% Unsecured Convertible PIK Notes Due April 2011 is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, which commenced on October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in principal amount equal to the interest payment that is then due. Additional unsecured convertible PIK notes, dated October 15, 2001, April 15, 2002, and October 15, 2002 were issued in the principal amount of approximately $0.8 million, $0.9 million, and $0.9 million respectively, as interest payments. The additional notes issued for interest will have an initial conversion price equal to the greater of $38.90 or 120% of the weighted average closing price of the Company's common stock for a specified period. The April 2001 note, the October 2001 note, the April 2002 and the October 2002 note were each convertible into CCL common stock prior to maturity at a conversion price of $38.90 per share, subject to adjustment. Pursuant to letter agreements between the Company, NTL and CCL, at the completion of the exchange offers on July 1, 2002, the convertibility feature of these notes was altered so that rather than the notes being convertible into shares of CCL common stock, they are convertible into shares of the Company's common stock. At that time, the conversion prices of these notes was equitably adjusted by applying the exchange ratio in the exchange offer for CCL common stock, which resulted in a new conversion price of $38.90 per share of the Company's common stock for each of these notes. These notes are redeemable, in whole or in part, at the Company's option, at any time after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

Until 2002, NTL provided the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate estimated corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. The estimated allocations exceeded the actual costs incurred by approximately $2.8 million, of which $2.2 million was provided for as a reduction of corporate expenses in the quarter ended December 31, 2002. Taking this into effect for the year ended December 31, 2002, corporate expenses were reduced by $2,064,000. For the years ended December 31, 2001 and 2000, expenses related to NTL were $446,000 and $1,186,000, respectively, which is included in corporate expenses.

Until 2001 the Company provided NTL with access to office space and equipment and the use of supplies. In the fourth quarter of 1999, the Company began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 2001 and 2000, the Company charged NTL $121,000 and $267,000, respectively, which reduced corporate expenses.

                            ATX COMMUNICATIONS, INC.

NOTE 15. RELATED PARTY TRANSACTIONS (CONTINUED)

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. During the third quarter of 2002, the Company began recording the billings for these services as revenue, which totaled $1,438,000 for the year ended December 31, 2002. The Company historically recorded these billings as a reduction of general and administrative expenses. Expenses were reduced by $1,508,000 and $1,883,000 for the year ended December 31, 2002 and 2001, respectively, as a result of billing for these services.

In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to use certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by the Company under an ongoing software maintenance and development outsourcing arrangement between the companies. The Company recorded the $12.8 million as deferred revenue to be recognized over a period of three years, which was the estimated amount of time the Company expected to provide service under this arrangement. The Company recognized $4.3 million and $2.5 million of this revenue in 2002 and 2001, respectively

In March 2000, the Company and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company recognized revenue of $327,000 for the network usage in the year ended December 31, 2001.

The Company leases office space from entities controlled by an individual who owns 32% of the outstanding shares of the Company's common stock. Rent expense for these leases for the year ended December 31, 2002 and 2001 was approximately $1.4 million and $1.6 million, respectively.

During 2002, the Company engaged B/G Enterprises, LLC, a company affiliated with a Director of the Company, to provide travel related services. These services totaled $33,000 during 2002.

NOTES 16. 401(k) PLAN

The Company, through one of its subsidiaries, sponsors a 401(k) Plan in which all full-time employees who have completed 90 days of employment and are 21 years of age may participate. The Company's matching contribution is determined annually by the Board of Directors. Participants may make salary deferral contributions of 1% to 25% of their compensation not to exceed the maximum allowed by law. The expense for the years ended December 31, 2002, 2001 and 2000 was $281,000, $380,000 and $486,000, respectively.

                            ATX COMMUNICATIONS, INC.

NOTE 17. SHAREHOLDERS' EQUITY

STOCK SPLITS

The Company declared a 6,342.944-to-1 stock split which was effective on December 17, 2001. The Company's outstanding shares increased from 1,500 to 9,514,416 as a result of this stock split. On April 12, 2002, the Company declared a 3-for-1 stock split by way of a stock dividend, which was paid on the declaration date. The Company's outstanding shares increased from 9,514,416 to 28,543,248. The consolidated financial statements and the notes thereto give retroactive effect to the stock split.

NON-CASH COMPENSATION

In June 2001, CCL's Board of Directors approved the repricing of certain CCL stock options granted to employees of the Company. All of these options have since been cancelled. George Blumenthal, the then Chairman of the Board of Directors of CCL, Barclay Knapp, the then President of CCL, and the members of the Board of Directors of CCL did not participate in the repricing. Options to purchase an aggregate of approximately 10.2 million shares of CCL's common stock with an average exercise price of $10.70 per share were repriced to $.25, $.75 or $1.25 per share of CCL, depending upon the original exercise price. The Company recognized non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the repriced options. The CCL Board of Directors took this action in 2001 to continue to provide the appropriate performance incentives to those affected.

In April 2000, the compensation and option committee of the CCL Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of CCL's common stock to employees of the Company at an exercise price of $14.55, which was less than the fair market value of CCL's common stock on the date of the grant. All of these options have since been cancelled. In accordance with APB Opinion No. 25, in April 2000, the Company recorded non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to December 31, 2000, $9.7 million of the deferred non-cash compensation was charged to expense. In 2001, the remaining $21.6 million of the deferred non-cash compensation was charged to expense.

In November 2000, the Board of Directors of CCL approved the rescission of certain previously exercised employee stock options. CCL issued notes to employees of the Company for the repurchase of the 671,000 shares of CCL's common stock for an aggregate of $6,803,000, which exceeded the fair market value of CCL's common stock on the date of repurchase. The notes earned interest at a rate of 4.5% and were redeemed by CCL in December 2000. The Company recorded non-cash compensation of $4.7 million from these transactions.

                            ATX COMMUNICATIONS, INC.

NOTE 17. SHAREHOLDERS' EQUITY (CONTINUED)

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

WARRANTS

In connection with the amendment and restatement of the senior secured credit facility in April 2001, CCL issued to its lenders warrants to purchase approximately 10.6 million shares of its common stock at an exercise price of $.01 per share that expire in April 2011. Warrants to purchase an aggregate of approximately 1.4 million shares of CCL common stock issued in December 2000 and January 2001 were canceled upon the issuance of these new warrants.

Warrants issued by CCL in 1999 to purchase an aggregate of 563,000 shares of CCL common stock at $13.33 per share expired in May 2002.

Upon the completions of the exchange offer on July 1, 2002 all of then outstanding warrants of CCL were exercisable into common shares of the Company on an as-converted basis, subject to the exchange ratio in the exchange offer of 1/38.9. The Company has the following warrants outstanding as of December 31, 2002:

  YEAR OF ISSUE           NUMBER OF SHARES           EXERCISE PRICE          EXPIRATION DATE
  -------------           ----------------           --------------          ---------------
       1999                      1,000                    $534.88             August 2008
       1999                      6,000                    $864.36                May 2004
       2001                    272,000                      $0.39              April 2011

                            ATX COMMUNICATIONS, INC.

NOTE 17. SHAREHOLDERS' EQUITY (CONTINUED)

CCL STOCK OPTIONS

As of the completion of the exchange offer, on July 1, 2002, CCL had approximately 22.2 million options and distribution warrants outstanding. Distribution warrants were warrants issued by CCL in connection with the distribution of CCL to CCPR shareholders. As of December 2001, all of the outstanding options and distributions warrants were fully vested and exercisable into CCL common shares. Effective November 15, 2002, the CCL Board of Directors cancelled all of the outstanding options and distribution warrants to acquire shares of CCL common stock.

ATX STOCK OPTIONS

In December 2001, the Company adopted a new stock option plan for its employees. A total of 8.7 million shares of common stock were reserved for issuance under the plan, which represents 22.5% of the total fully diluted shares of the Company. During 2002, the Board of Directors approved grants of options to purchase an aggregate of approximately 7.8 million shares of the Company's common stock, representing approximately 20% of the total fully diluted shares. The exercise price of these options is $1.00 per share. The number of shares available under the plan and the number of shares into which each option is exercisable are subject to adjustment in the event of stock splits and other similar transactions.

The Company's option plan provides that incentive stock options be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options be granted at a price determined by the Compensation and Option Committee of the Company's Board of Directors. Options are generally exercisable as to 34% of the shares subject thereto on the date of grant and become exercisable as to an additional 33% of the shares subject thereto on each January 1 thereafter, while the option holder remains an employee of the Company or its affiliates. Options will expire ten years after the date of the grant.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 4.81%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of
1.743 and a weighted-average expected life of the options of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its distribution warrants and stock options.

                            ATX COMMUNICATIONS, INC.

NOTE 17. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information for the year ended December 31, 2002 is as follows:

                                                                       WEIGHTED-
                                                                       AVERAGE
                                                      NUMBER OF        EXERCISE
                                                       OPTIONS          PRICE
                                                       -------          -----
Granted .........................................      7,816,000      $     1.00
Exercised .......................................         (4,000)           1.00
Forfeited .......................................       (633,000)           1.00
                                                      ----------      ----------
Outstanding, December 31, 2002 ..................      7,179,000      $     1.00
                                                      ==========      ==========
Exercisable, December 31, 2002 ..................      2,441,000      $     1.00
                                                      ==========      ==========

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002 is $1.00. The weighted average remaining contractual life of the Company's options is 9.0 years

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2002, the Company had reserved the following shares of common stock for future issuance:

          Common stock options outstanding                             7,179,000
          Common stock options available to grant                      1,521,000
          Common stock warrants                                          279,000
          6% Convertible Notes                                            40,000
                                                                       ---------
                                                                       9,019,000
                                                                       =========

                            ATX COMMUNICATIONS, INC.

NOTE 18. INCOME TAXES

The provision for income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                        2002             2001             2000
                                        ----             ----             ----
Current:
  Federal ...................         $     --         $     --         $     --
  State and local ...........          250,000           94,000          125,000
                                      --------         --------         --------
Total current ...............          250,000           94,000          125,000
                                      --------         --------         --------
Deferred:
  Federal ...................               --               --               --
  State and local ...........               --               --               --
                                      --------         --------         --------
Total deferred ..............               --               --               --
                                      --------         --------         --------
                                      $250,000         $ 94,000         $125,000
                                      ========         ========         ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                          DECEMBER 31,
                                                     -----------------------
                                                     2002               2001
                                                     ----               ----
Deferred tax assets:
  Depreciation ............................     $  11,682,000      $   8,503,000
  Net operating losses ....................        93,393,000         95,932,000
  Allowance for doubtful accounts and               7,428,000          7,435,000
   other ..................................
  Amortization of goodwill ................         2,731,000         11,140,000
  Accrued expenses ........................         9,446,000         17,336,000
  Asset impairments .......................        51,708,000         16,737,000
  Other ...................................           (82,000)           562,000
                                                -------------      -------------
                                                  176,306,000        157,645,000
Valuation allowance for deferred tax assets      (176,306,000)      (157,645,000)
                                                -------------      -------------
Net deferred tax assets ...................     $          --      $          --
                                                =============      =============

                            ATX COMMUNICATIONS, INC.

NOTE 18. INCOME TAXES (CONTINUED)

The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefit. The deferred tax assets include $38 million, which, if realized, would be accounted for as a reduction of goodwill or an increase in equity.

Due to the completion of the debt cancellation in the first phase of the ATX recapitalization in December 2001, CCL realized for tax purposes approximately $265 million of income, most of which is not subject to tax as a result of an exception set forth in the Internal Revenue Code. To the extent that such amount is excluded from taxable income, taxable attributes of the Company and subsidiaries, consisting of net operating loss, referred to as NOL, carryforwards are subject to reduction. After reduction, NOL carryforwards at December 31, 2002 are $226 million, which include 2002 net operating losses of $167 million. These NOL carryforwards expire in various years through 2022. Furthermore, the ATX recapitalization caused an ownership change pursuant to section 382 of the Internal Revenue Code, which imposes an annual limitation on the utilization of NOL carryforwards. Utilization of the Company's remaining NOL carryforwards through December 28, 2001 will be significantly restricted by the section 382 limitation triggered by the ownership change.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                 2002               2001               2000
                                                 ----               ----               ----
Benefit at federal statutory rate (35%)      $(53,896,000)     $(207,837,000)     $(105,391,000)
State and local income taxes ...........          250,000             94,000            125,000
Expenses not deductible for tax purposes       29,285,000        135,313,000         33,619,000
Valuation allowance ....................       24,611,000         72,524,000         71,772,000
                                             ------------      -------------      -------------
                                             $    250,000      $      94,000      $     125,000
                                             ============      =============      =============

                            ATX COMMUNICATIONS, INC.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2002, the Company had purchase commitments of approximately $4,975,000 outstanding, of which all are due during 2003. Additionally, the Company has standby letters of credit of approximately $3,590,000 outstanding as of December 31, 2002, which are fully collateralized by certificates of deposit.

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of technical and/or management personnel. In light of the Company's ongoing litigation with the local exchange carriers, on which the Company depends for certain services, from time to time, those carriers have and will likely continue to threaten service disruptions or termination. Any service disruptions or terminations, if actually implemented, could have a material adverse effect on the Company's business.

Currently, the Company has the following outstanding matters, which if resolved unfavorably, could have a material adverse effect:

- On August 12, 2002, Verizon Communications, Inc. and several of its subsidiaries filed a complaint in the United States District Court for the District of Delaware against the Company and several of its indirect wholly-owned subsidiaries, referred to as the defendants, seeking payment of approximately $37 million allegedly owed to Verizon under various contracts and state and federal law. Verizon also asked the Court to issue a declaratory ruling that it has not violated the antitrust laws.

      The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, defendants believe the figure specified in the complaint includes payments that have been made by the defendants to Verizon (including in excess of $14 million paid soon after the filing of the complaint), credits that Verizon has issued to the Company since the filing of the complaint, and additional disputes for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims against Verizon, including claims seeking damages for breach of contract and treble damages for violating the antitrust laws. Defendants have also moved to dismiss Verizon's request for declaratory ruling on the antitrust claims, which Verizon has opposed.

      On November 18, 2002, Verizon filed a motion to dismiss defendants' antitrust counterclaims, relying heavily on a decision by the United States Court of Appeals for the 7th Circuit in Goldwasser v. Ameritech Corp., 222 F.3d 390 (7th Cir. 2000) dismissing antitrust claims brought on behalf of a class of consumers who had purchased services from Ameritech in Illinois. On January 9, 2003, defendants filed their opposition to Verizon's motion, noting not only that the Goldwasser case is distinguishable from defendants' antitrust claims here, but also that the appellate court's rational in Goldwasser had been effectively repudiated by the appellate courts of the 2nd and 11th circuits, as well as by a federal trial court in the antitrust claim raised by the Company against SBC/Ameritech in the United States District Court for the Northern District of Ohio.

                            ATX COMMUNICATIONS, INC.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      Oral argument on the parties' respective motions was originally scheduled for March 31, 2003. However, on March 20, 2003, the court issued an order postponing oral argument and denying the motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Office of Curtis Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2002). Defendants intend to pursue all available remedies and counterclaims and to defend themselves vigorously; however, the defendants cannot be certain how or when these matters will be resolved or the outcome of the litigation.

- On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company, initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order against Verizon Massachusetts. Verizon has filed its answer to CoreComm Massachusetts' complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the parties' interconnection agreement and Verizon's tariffs. During the course of discovery, Verizon conceded that it had over-billed CoreComm Massachusetts by approximately $800,000. As a result, CoreComm Massachusetts amended its complaint to include claims against Verizon for unfair and deceptive acts or practices in violation of Massachusetts' fair trade practice laws. Verizon subsequently amended its complaint to specify a revised claim of $1.1 million. CoreComm Massachusetts ceased providing telephone services in Massachusetts on or about December 2002. The Company's withdrawal from providing telephone services in Massachusetts has not had material adverse affect on the Company's consolidated business.

- On April 4, 2003, the Company received a notice from Verizon claiming that Verizon is owed approximately $8.4 million by one of the Company's subsidiaries, CoreComm New York, Inc., for services allegedly purchased in the state of New York. Although it has not yet fully reviewed Verizon's claims, CoreComm New York, Inc. has the right to dispute charges that are not owed and intends to fully dispute any charges that are incorrect or without merit. CoreComm New York, Inc. intends to pursue all remedies available to it and defend itself vigorously, however, it is not presently possible to predict how these matters will be resolved. The operations of CoreComm New York, Inc. do not represent a material component of the Company's revenue, profits or operations.

- The Company and CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company, are currently in litigation with SBC Corp., Ameritech Ohio and other SBC subsidiaries over various billing and performance issues, including SBC/Ameritech's alleged violation of the antitrust laws and the adequacy of SBC/Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech Ohio. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. On October 9, 2001, Ameritech filed an amended complaint in the United States District Court, Northern District of Ohio seeking a total of approximately $14,400,000 in alleged outstanding charges.

                            ATX COMMUNICATIONS, INC.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against SBC Corp., Ameritech Ohio and certain of their respective subsidiaries and affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation claims. On July 25, 2002, the district court issued a decision denying a motion to dismiss from Ameritech and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants. On January 21, 2003 CoreComm Newco amended its complaint to include the Company and other affiliates as additional claimants and to add additional allegations supporting its claims, and on February 17, 2003, SBC/Ameritech filed its answer to the amended complaint.

      The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint that could reduce the amount currently in dispute. For example, the figure specified in Ameritech's complaint may not account for various amounts that have been properly disputed by CoreComm Newco as a result of billing errors and other improper charges, various refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing of the complaint, and payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that the Company and CoreComm Newco are seeking to obtain from SBC/Ameritech under their counterclaims. The Company and CoreComm Newco intend to pursue all available remedies and to defend themselves vigorously. However, it is impossible at this time to predict the outcome of the litigation.

- On December 3, 2001, General Electric Capital Corp., referred to as GECC, filed a civil lawsuit in the Circuit Court of Cook County, Illinois against CCL and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet.

                            ATX COMMUNICATIONS, INC.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      Thereafter, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on the Company's business or operations. Defendants intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation. MegsINet does not represent a material component of the Company's revenue, profits or operations, and MegsINet is an obligor under the Company's $156 million senior secured credit facility.

- On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CCL, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims for breach of various representations and warranties made under the merger agreement pursuant to which MegsINet became a subsidiary of the Company. Defendants have also initiated coverage under an insurance policy designed to protect against such claims; the insurance carrier has initially declined coverage and it may be necessary to pursue litigation to obtain coverage in the event of a loss under the policy.

- On September 24, 2002, GATX Technologies, Inc., known as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm-Voyager, Inc., an indirect wholly-owned subsidiary of the Company, seeking recovery of amounts allegedly owed under an equipment lease totaling approximately $150,000. On October 21, 2002, CoreComm-Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under an equipment lease. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

                            ATX COMMUNICATIONS, INC.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

- On March 1, 2002, Easton Telecom Services, LLC initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. seeking payment of approximately $4.9 million, primarily in respect of alleged early termination penalties for telecommunications services purportedly provided under alleged contracts. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Upon the conclusion of a jury trial that ended on November 8, 2002, Easton obtained a judgment against CoreComm Internet Group, Inc., Voyager Information Networks, Inc. and MegsINet in the total amount of $1,085,000. On February 4, 2003, the defendants filed an appeal in this matter with the United States Court of Appeals for the Sixth Circuit, and the plaintiff has filed a cross-appeal. Plaintiff is currently pursuing discovery in aid of execution on its judgment against defendants. All of the assets of the Company and its subsidiaries, including those of the defendants, are subject to a first priority security interest in favor of the senior lenders under the $156,100,000 senior credit facility.

- On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429, which has been accrued for in the Company's consolidated financial statements. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved.

- On January 3, 2003, the Company and its indirect subsidiary MegsINet, Inc. filed a complaint against Broadwing in the U.S. District Court for the Eastern District of Pennsylvania seeking the return of approximately $700,000 in taxes billed by Broadwing in alleged violation of two Master Service Agreements. On February 24, 2003, Broadwing filed a motion to stay the action pending their request to arbitrate the matter before the American Arbitration Association. The matter is still pending before the court, and plaintiffs intend to pursue their claims vigorously.

- On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. Bankruptcy laws against the Company and certain of its subsidiaries seeking payment of approximately $802,687 in charges for interstate and intrastate switch access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. The defendants are currently reviewing Focal's claims and intend to defend themselves vigorously and pursue all available counterclaims, including claims for any amounts owed by Focal to any of the defendants. However, it is not possible at this time to predict how or when this matter will be resolved.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF ATX COMMUNICATIONS, INC.

                            CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                            -------------------------
                                                            2002                 2001
                                                            ----                 ----
ASSETS
Current assets:
Prepaid expense .................................     $       929,000      $       476,000
                                                      ---------------      ---------------
Total current assets ............................             929,000              476,000

Investment in and loans to subsidiaries .........                  --           21,151,000
Investment in CCL Historical, Inc. ..............                  --            3,863,000
Other ...........................................           1,115,000            1,100,000
                                                      ---------------      ---------------
                                                      $     2,044,000      $    26,590,000
                                                      ===============      ===============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Notes payable to related parties ................          17,632,000           15,807,000
Commitments and contingent liabilities
Shareholders' equity (deficiency):
 Common stock ...................................             300,000              300,000
 Additional paid-in capital .....................       1,030,613,000        1,022,634,000
 (Deficit) ......................................      (1,046,501,000)      (1,012,151,000)
                                                      ---------------      ---------------
                                                          (15,588,000)          10,783,000
                                                      ---------------      ---------------
                                                      $     2,044,000      $    26,590,000
                                                      ===============      ===============


                             See accompanying notes.

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF ATX COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                  2002               2001               2000
                                                  ----               ----               ----
COSTS AND EXPENSES
Corporate ..............................     $     758,000      $          --      $          --
                                             -------------      -------------      -------------
Operating loss .........................          (758,000)                --                 --
OTHER INCOME (EXPENSE)
Interest income and other, net .........            18,000          4,025,000          2,787,000
Interest expense .......................        (1,827,000)        (3,767,000)           (70,000)
                                             -------------      -------------      -------------
Income before equity in net loss of
     subsidiaries and extraordinary item        (2,567,000)           258,000          2,717,000
                                             -------------      -------------      -------------
Equity in net loss of subsidiaries .....       (31,783,000)      (619,850,000)      (303,958,000)
                                             -------------      -------------      -------------
Loss before extraordinary item .........       (34,350,000)      (619,592,000)      (301,241,000)
Gain from extinguishment of debt .......                --         25,677,000                 --
                                             -------------      -------------      -------------
Net loss ...............................     $ (34,350,000)     $(593,915,000)     $(301,241,000)
                                             =============      =============      =============


                             See accompanying notes.

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF ATX COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                2002               2001               2000
                                                                ----               ----               ----
Net cash provided by (used in) operating activities ..     $ (32,993,000)     $   4,712,000      $     539,000

INVESTING ACTIVITIES
Acquisitions, net of cash acquired ...................                --                 --        (98,613,000)
Purchase of marketable of securities .................                --                 --         (1,343,000)
Proceeds from the sale of marketable securities ......                --          1,343,000                 --
Decrease in investments in and loans to subsidiaries .        32,993,000        (14,089,000)      (144,909,000)
                                                           -------------      -------------      -------------
Net cash provided by (used in) investing activities ..        32,993,000        (12,746,000)      (244,865,000)

FINANCING ACTIVITIES
Capital contributions (distributions) ................                --        (23,164,000)       232,472,000
Proceeds from borrowings, net of financing costs .....                --         25,000,000         16,170,000
                                                           -------------      -------------      -------------
Net cash provided financing activities ...............                --          1,836,000        248,642,000
                                                           -------------      -------------      -------------
Net cash increase (decrease) in cash equivalents .....                --         (6,198,000)         4,316,000
Cash and cash equivalents at beginning of period .....                --          6,198,000          1,882,000
                                                           -------------      -------------      -------------
Cash and cash equivalents at end of period ...........     $          --      $          --      $   6,198,000
                                                           =============      =============      =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Capital contributions of non-cash net assets .........     $          --      $          --      $ 559,721,000
Shares issued to acquire CCL Historical, Inc. ........     $   7,979,000      $          --      $          --


                             See accompanying notes.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF ATX COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

ATX Communications, Inc., referred to as the Company, was formed in May 1998 as a Bermuda corporation. It was a wholly-owned subsidiary of CCL Historical Inc., referred to as CCL, until December 2001. In July 1999, the Company was domesticated under the laws of Delaware.

NOTE 2. BASIS OF PRESENTATION

In the Company's condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company's share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE 3. ATX RECAPITALIZATION

In the second phase of the ATX recapitalization, the Company offered to all holders of CCL common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CCL to exchange shares of the Company's common stock for their CCL common stock and their notes, respectively. The Company completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to former holders of CCL common stock and holders of 6% Convertible Subordinated Notes due 2006 of CCL. The common stock issued under the exchange offer was valued at $7,979,000, which was based on the estimated fair value of the Company's common stock. Following the exchange offer, the Company transferred the shares of CCL common stock that it received in the exchange offer to a wholly owned subsidiary. The Company then merged this subsidiary into CCL, with CCL surviving the merger as a wholly owned subsidiary of the Company.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF ATX COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 4. NOTES PAYABLE

Notes payable to related parties consists of:

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                   2002            2001
                                                                   ----            ----
10.75% Unsecured Convertible PIK Notes Due April 2011, plus
  accrued interest, less unamortized discount of $327,000
  (2002) and $367,000 (2001) ..............................     $17,632,000     $15,807,000
                                                                ===========     ===========

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CCL and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. In addition, in April 2001, CCL issued warrants to NTL, and CCL and the Company entered into a network and software agreement with NTL. The estimated value of the warrants of $397,000 was recorded as a debt discount in April 2001.

Interest on the 10.75% Unsecured Convertible PIK Notes Due April 2011 is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, which commenced on October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in principal amount equal to the interest payment that is then due. Additional unsecured convertible PIK notes, dated October 15, 2001, April 15, 2002, and October 15, 2002 were issued in the principal amount of approximately $0.8 million, $0.9 million, and $0.9 million respectively, as interest payments. The additional notes issued for interest will have an initial conversion price equal to the greater of $38.90 or 120% of the weighted average closing price of the Company's common stock for a specified period. The April 2001 note, the October 2001 note, the April 2002 and the October 2002 note were each convertible into CCL common stock prior to maturity at a conversion price of $38.90 per share, subject to adjustment. Pursuant to letter agreements between the Company, NTL and CCL, at the completion of the exchange offers on July 1, 2002, the convertibility feature of these notes was altered so that rather than the notes being convertible into shares of CCL common stock, they are convertible into shares of the Company's common stock. At that time, the conversion prices of these notes was equitably adjusted by applying the exchange ratio in the exchange offer for CCL common stock, which resulted in a new conversion price of $38.90 per share of the Company's common stock for each of these notes. These notes are redeemable, in whole or in part, at the Company's option, at any time after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF ATX COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 5. GUARANTEES OF THE REGISTRANT

In September 2000, subsidiaries of the Company entered into a senior secured credit facility. The facility was amended and restated in April 2001. As of April 2001, the entire amount available under the senior secured credit facility of $156.1 million has been borrowed. The Company has unconditionally guaranteed payment under the facility.

NOTE 6. OTHER

No cash dividends were paid to the registrant by subsidiaries from January 1, 1999 through December 31, 2002.

On April 12, 2002, ATX Communications declared a 3-for-1 stock split by way of a stock dividend. The condensed financial statements and the notes thereto give retroactive effect to the stock split.

                            ATX COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           COL. A                     COL. B                   COL. C                  COL. D             COL. E
           ------                     ------                   ------                  ------             ------
                                                             ADDITIONS
                                                     -------------------------
                                                        (1)            (2)
                                                                    CHARGED TO
                                     BALANCE AT      CHARGED TO        OTHER                              BALANCE
                                    BEGINNING OF     COSTS AND       ACCOUNTS-      DEDUCTIONS-          AT END OF
         DESCRIPTION                  PERIOD         EXPENSES        DESCRIBE        DESCRIBE              PERIOD
         -----------                  ------         --------        --------        --------              ------
Year ended December 31, 2002:
Allowance for doubtful accounts     $ 9,759,000     $ 6,696,000     $        --     $(7,700,000)(a)     $ 8,755,000
Year ended December 31, 2001:
Allowance for doubtful accounts      11,034,000       7,143,000              --      (8,418,000)(a)       9,759,000
Year ended December 31, 2000:
Allowance for doubtful accounts       3,949,000       7,130,000              --         (45,000)(b)      11,034,000

(a)   Uncollectible accounts written-off, net of recoveries.

(b) Uncollectible accounts written-off, net of recoveries, of $9,269,000 offset by $9,224,000 allowance for doubtful accounts as of acquisition date from business combinations.

(c) Uncollectible accounts written-off, net of recoveries, of $24,688,000 offset by $24,654,000 allowance for doubtful accounts as of acquisition date from business combinations.