Form 10-Q
period 2003-03-31
ATX COMMUNICATIONS INC
filed 2003-05-15
CIK 1165532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                      000-49899
                   -------------------------------------------------------------


                            ATX COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             13-4078506
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)


50 Monument Road, Bala Cynwyd, Pennsylvania                    19004
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

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes___ No X

The number of shares outstanding of the issuer's common stock as of March 31, 2003 was 30,000,054.

                                            ATX Communications, Inc.


                                                     Index

PART I. FINANCIAL INFORMATION
                                                                                                           Page

Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets -
                March 31, 2003 (Unaudited) and December 31, 2002 ........................................    2
             Condensed Consolidated Statements of Operations -
                Three months ended March 31, 2003 and 2002 (Unaudited) ..................................    3
             Condensed Consolidated Statement of Shareholders' Deficiency -
                Three months ended March 31, 2003 (Unaudited) ...........................................    4
             Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 2003 and 2002 (Unaudited) ..................................    5
             Notes to the Condensed Consolidated Financial Statements (Unaudited) .......................    6

Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition .....................................................   21

Item 3.      Quantitative and Qualitative Disclosures about Market Risk .................................   30

Item 4.      Controls and Procedures.....................................................................   31

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................................   32

Item 5.      Other Information ..........................................................................   38

Item 6.      Exhibits and Reports on Form 8-K ...........................................................   39

SIGNATURES ..............................................................................................   40

CERTIFICATIONS ..........................................................................................   41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             Condensed Consolidated Balance Sheets

                                                                                       March 31, 2003        December 31, 2002
                                                                               -----------------------------------------------

(Unaudited) (See Note)

Assets
Current assets:
  Cash and cash equivalents                                                             $   9,815,000            $   9,959,000
  Accounts receivable-trade, less allowance for doubtful
     accounts of  $8,579,000 (2003) and $8,755,000 (2002)                                  33,833,000               35,150,000
  Due from NTL Incorporated                                                                 1,688,000                1,120,000
  Other                                                                                     4,843,000                4,845,000
                                                                               -----------------------------------------------
Total current assets                                                                       50,179,000               51,074,000

Fixed assets, net                                                                          35,643,000               37,861,000
Goodwill                                                                                   79,558,000               79,558,000
Other, net of accumulated amortization of
     $2,081,000 (2003) and $1,871,000 (2002)                                               10,699,000               10,570,000
                                                                               -----------------------------------------------
                                                                                        $ 176,079,000            $ 179,063,000
                                                                               ===============================================

Liabilities and shareholders' deficiency Current liabilities:
  Accounts payable                                                                      $  62,329,000            $  65,799,000
  Accrued expenses                                                                         58,356,000               53,060,000
  Current portion of long-term debt, less unamortized discount                              5,906,000                1,512,000
  Current portion of capital lease obligations                                              9,031,000                9,534,000
  Deferred revenue                                                                         21,211,000               21,928,000
                                                                               -----------------------------------------------
Total current liabilities                                                                 156,833,000              151,833,000

Long-term debt, less unamortized discount                                                 142,292,000              145,809,000
Notes payable to NTL Incorporated, less unamortized discount                               18,114,000               17,632,000

Commitments and contingent liabilities

Shareholders' deficiency:
Preferred stock-- $.01 par value, authorized
     10,000,000 shares; issued and outstanding none                                                --                       --
Common stock-- $.01 par value, authorized 250,000,000
     shares; issued and outstanding 30,000,000 shares                                         300,000                  300,000
Additional paid-in capital                                                              1,030,613,000            1,030,613,000
Deficit                                                                                (1,171,338,000)          (1,166,389,000)
                                                                               -----------------------------------------------
                                                                                         (140,425,000)           (135,476,000)
Treasury stock at cost, 333,000                                                              (735,000)               (735,000)
                                                                               -----------------------------------------------
                                                                                         (141,160,000)            (136,211,000)
                                                                               -----------------------------------------------
                                                                                        $ 176,079,000            $ 179,063,000
                                                                               ===============================================

          Note: The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date.

                                                    See accompanying notes.

                                Condensed Consolidated Statements of Operations
                                                  (Unaudited)



                                                                              Three Months Ended March 31,
                                                                               2003                   2002
                                                                  --------------------------------------------
Revenues                                                                   $ 70,959,000         $  74,311,000

Costs and expenses
Operating                                                                    45,960,000            48,038,000
Selling, general and administrative                                          19,575,000            22,313,000
Corporate                                                                     2,097,000             1,698,000
Recapitalization costs                                                               --             1,182,000
Depreciation                                                                  3,765,000             8,881,000
Amortization                                                                         --                84,000
                                                                  --------------------------------------------
                                                                             71,397,000            82,196,000
                                                                  --------------------------------------------
Operating loss                                                                 (438,000)           (7,885,000)

Other income (expense)
Interest expense and other, net                                              (4,511,000)           (3,769,000)
                                                                  --------------------------------------------
Net loss                                                                   $ (4,949,000)        $ (11,654,000)
                                                                  ============================================

Basic and diluted net loss per common share                                $      (0.17)        $       (0.39)
                                                                  ============================================

Weighted average number of shares                                            29,667,000            30,000,000
                                                                  ============================================


                                            See accompanying notes.

                                  Condensed Consolidated Statement of Shareholders' Deficiency
                                                           (Unaudited)



                                    Common Stock             Additional                                 Treasury Stock
                             ---------------------------                                         ------------------------------
                               Shares          Par        Paid-In Capital         Deficit            Shares         Amount
                             ------------ -------------- ------------------- ------------------- --------------- --------------
Balance, December 31, 2002     30,000,000    $   300,000   $   1,030,613,000   $ (1,166,389,000)         333,000   $  (735,000)

Net loss                               --             --                  --         (4,949,000)              --            --
                             ------------ -------------- ------------------- ------------------- --------------- --------------
Balance, March 31, 2003        30,000,000    $   300,000   $   1,030,613,000   $ (1,171,338,000)         333,000   $  (735,000)
                             ============ ============== =================== =================== =============== ==============





                                                     See accompanying notes.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                    2003                  2002
                                                                            ------------------------------------------
Net cash provided by operating activities                                           $  1,530,000         $  4,544,000

Investing activities
Purchase of fixed assets                                                              (1,377,000)          (2,405,000)
                                                                            ------------------------------------------
Net cash used in investing activities                                                 (1,377,000)          (2,405,000)

Financing activities
Principal payments of capital lease obligations                                         (297,000)            (264,000)
                                                                            ------------------------------------------
Net cash used in financing activities                                                   (297,000)            (264,000)
                                                                            ------------------------------------------
Increase (decrease) in cash and cash equivalents                                        (144,000)           1,875,000
Cash and cash equivalents at beginning of period                                       9,959,000           24,966,000
                                                                            ------------------------------------------
Cash and cash equivalents at end of period                                          $  9,815,000         $ 26,841,000
                                                                            ==========================================

Supplemental disclosure of cash flow information
  Cash paid for interest                                                            $  1,700,000         $  2,727,000
                                                                            ==========================================

Supplemental schedule of non-cash investing activities
  Liabilities incurred to acquire fixed assets                                      $    170,000         $     93,000
                                                                            ==========================================


                                                See accompanying notes.

                            ATX Communications, Inc.

            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission, known as the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of ATX Communications, Inc.'s annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts have been reclassified to conform to the 2003 presentation.

Note 2. ATX Recapitalization

In July 2002, ATX Communications, Inc., referred to herein as ATX or the Company, completed a recapitalization, which began in December 2001. Pursuant to the terms of the recapitalization, the Company eliminated approximately $600 million of debt and preferred stock and more than $100 million of other liabilities and future obligations. The Company incurred costs, which consisted primarily of legal, accounting and printing fees, in connection with the recapitalization of $1,182,000 during the three months ended March 31, 2002.

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

                            ATX Communications, Inc.

                                   (Unaudited)

Note 3. Significant Accounting Policies (continued)

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

Net Loss Per Share

The Company reports its basic and diluted net loss per share in accordance with Financial Accounting Standards Board, referred to as FASB, Statement of
Financial Accounting Standards, referred to as SFAS, No. 128, "Earnings Per Share." The weighted average shares used in the computation of net loss per share reflects the stock split in 2001 on a retroactive basis.

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 3. Significant Accounting Policies (continued)

Stock-Based Compensation

The Company's employees participate in the ATX stock option plan. ATX applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", known herein as APB Opinion No. 25, and related interpretations. When applying APB Opinion No. 25, compensation expense for compensatory plans is measured based on "intrinsic value" (i.e., the excess of the market price of the stock over the exercise price on the measurement date). Under the intrinsic value method, compensation is determined on the measurement date; that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, generally is recognized over the equity award's vesting period. Compensation expense associated with awards that immediately are vested or attributable to past services is recognized when granted.

The following table provides pro forma information regarding net loss as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123 "Accounting for Stock Based Compensation."

                                                             Three Months Ended March 31,
                                                  ---------------------------------------------
                                                           2003                     2002
                                                  ---------------------------------------------
Net loss - as reported                              $   (4,949,000)           $   (11,654,000)
Stock based compensation expenses
  Under SFAS No. 123                                      (901,000)                  (895,000)
                                                  ---------------------------------------------
Pro forma net loss                                  $   (5,850,000)           $   (12,549,000)
                                                  =============================================

Basic and diluted per share information:
Net loss - as reported                              $        (0.17)           $         (0.39)
Stock based compensation expense
   Under SFAS No. 123                                        (0.03)                     (0.03)
                                                  ---------------------------------------------
Pro forma net loss per share                        $        (0.20)           $         (0.42)
                                                  =============================================

                            ATX Communications, Inc.

                                   (Unaudited)


Note 4. Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards, referred to as SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for the Company on January 1, 2003. SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities. The adoption of this new standard did not have a significant effect on the Company's results of operations, financial condition or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

Note 5. Revenues

                                                                      Three Months Ended March 31,
                                                                --------------------------------------
                                                                       2003                   2002
                                                                --------------------------------------
   Local Exchange Services...............................              $24,069,000         $26,272,000
   Internet, Data and Web-related Services...............               20,962,000          23,444,000
   Toll-related Telephony Services.......................               18,031,000          17,689,000
   Other (a).............................................                7,897,000           6,906,000
                                                                --------------------------------------
                                                                       $70,959,000         $74,311,000
                                                                =======================================

--------------------------------

(a) Other includes carrier access billing, reciprocal compensation, wireless, paging and information services.


Note 6. Fixed Assets

Fixed assets consist of:

                                                                                  March 31,          December 31,
                                                                         -----------------------------------------
                                                                                    2003                 2002
                                                                         -----------------------------------------
   Operating equipment.....................................................      $30,641,000          $30,204,000
   Computer hardware and software..........................................        7,579,000            6,929,000
   Other equipment.........................................................        5,659,000            5,634,000
   Construction-in-progress................................................          772,000              337,000
                                                                         -----------------------------------------
                                                                                  44,651,000           43,104,000
                                                                         -----------------------------------------
   Accumulated depreciation................................................       (9,008,000)          (5,243,000)
                                                                         -----------------------------------------
                                                                                 $35,643,000          $37,861,000
                                                                         =========================================

                            ATX Communications, Inc.

                                   (Unaudited)


Note 7.           Accrued Expenses

Accrued expenses consist of:

                                                                              March 31,           December 31,
                                                                         -------------------- ---------------------
                                                                                2003                  2002
                                                                         -------------------- ---------------------
Toll and interconnect......................................................      $26,475,000           $23,016,000
Taxes, including income taxes..............................................       11,128,000            11,473,000
Other......................................................................        7,361,000             6,255,000
Payroll and related........................................................        6,399,000             5,792,000
Reorganization costs.......................................................        4,165,000             4,542,000
Accrued interest...........................................................        1,911,000               797,000
Professional fees..........................................................          917,000             1,185,000
                                                                         -------------------- ---------------------
                                                                                 $58,356,000           $53,060,000
                                                                         ==================== =====================

Note 8. Long-Term Debt

Long-term debt consists of:

                                                                                   March 31,          December 31,
                                                                         ------------------------------------------
                                                                                     2003                 2002
                                                                         ------------------------------------------
Senior  secured  credit   facility,   less   unamortized   discount  of
  $9,908,000  (2003) and $10,291,000 (2002)................................       $146,192,000        $145,809,000
6% Convertible  Notes,  less unamortized  discount of $2,352,000 (2003)
  $2,846,000 (2002)........................................................          2,006,000           1,512,000
                                                                         ------------------------------------------
                                                                                   148,198,000         147,321,000
   Less current portion....................................................         (5,906,000)         (1,512,000)
                                                                         ------------------------------------------
                                                                                  $142,292,000        $145,809,000
                                                                         ==========================================

The Company's consolidated balance sheet includes $4,358,000 aggregate principal amount of CCL Historical, Inc.'s 6% Convertible Subordinated Notes, which were included upon the completion of the merger of CCL Historical, Inc., referred to herein as CCL, on July 1, 2002. The Company recorded the notes at $219,000, their fair value as of the acquisition date. The resulting discount of $4,139,000 is being amortized to interest expense over the remaining life of the notes, which are due October 1, 2006. The semi-annual interest payments that were due under the outstanding notes since April 1, 2002 have not been made and CCL is in default under these notes. As such, the notes and the accrued interest thereon are currently due and payable in full. These notes are obligations of CCL and do not represent obligations of the Company.

                            ATX Communications, Inc.

                                   (Unaudited)


Note 8. Long-Term Debt (continued)

On March 31, 2003, the Company entered into an amendment to its senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003, and ending on February 2, 2004, during which time the loans will accrue interest at a rate of 5.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum. As of March 31, 2003, this rate was 9.75%. In addition, the required principal payments originally scheduled for 2003, which totaled $1,950,000, were deferred to February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until January 31, 2004, and added other financial covenants, in order to better reflect the Company's current operations. The Company incurred deferred financing costs of $557,000, which consist primarily of legal and consulting fees, in connection with this amendment. These deferred financing costs will be amortized during the effective term of this amendment. The current portion of long-term debt includes principal payments due under the senior secured credit facility within one year.

Note 9. Related Party Transactions

Notes payable to related parties consists of:

                                                                                  March 31,         December 31,
                                                                              ------------------ -------------------
                                                                                    2003                2002
                                                                              ------------------ -------------------
10.75%  Unsecured  Convertible  PIK  Notes  Due  April  2011,  plus  accrued interest,  less  unamortized  discount  of  $317,000  (2003) and  $327,000
  (2002).............................................................               $18,114,000       $17,632,000
                                                                              ================== ===================

Some of the directors of the Company were or are officers or directors of NTL Incorporated, referred to herein as NTL. In April 2001, CCL and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. In addition, in April 2001, CCL issued warrants to NTL, and CCL and the Company entered into a network and software agreement with NTL. The estimated value of the warrants of $397,000 was recorded as a debt discount in April 2001.

Until 2002, NTL provided the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which could not be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate estimated corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. For the three months ended March 31, 2002, NTL charged the Company $84,000, which is included in corporate expenses.

                            ATX Communications, Inc.

                                   (Unaudited)


Note 9. Related Party Transactions (continued)

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. During the third quarter of 2002, the Company began recording the billings for these services as revenue. The Company recorded revenues for these billings, totaling $731,000, for the three months ended March 31, 2003. The Company historically recorded these billings as a reduction of selling, general and administrative expenses. Selling, general and administrative expenses were reduced by $312,000 for the three months ended March 31, 2002 for these billings.

In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to use certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The Company recorded the $12.8 million received as deferred revenue to be recognized over a period of three years, which was the estimated amount of time the Company expected to provide services under this arrangement. The Company recognized $1,068,000 of this revenue during each of the three months ended March 31, 2003 and 2002.

The Company leases office space and a network facility from entities controlled by an individual who owns 34% of the outstanding shares of the Company's common stock. Rent expense for these leases for each of the three months ended March 31, 2003 and 2002 was approximately $450,000.

The Company engaged B/G Enterprises, LLC, a company affiliated with a director of the Company, to provide travel related services. The cost of these services totaled $81,000 during the three months ended March 31, 2003.

Notes 10. Reorganization Costs

The Company recorded no reorganization costs in the first quarter of 2003. In 2001, the Company announced that it was taking actions to reorganize, re-size and reduce operating costs and create greater operating efficiencies. The major actions involved in the 2001 reorganization included: (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) agreements with vendors to reduce or eliminate purchase commitments. Charges for these actions included lease exit costs and agreement termination charges. All of these actions were completed during 2002 and the remaining liability is expected to be paid through 2005.

                            ATX Communications, Inc.

                                   (Unaudited)


Notes 10. Reorganization Costs (continued)

The following table summarizes the reorganization charges incurred and utilized during the three months ended March 31, 2003:


                                            Lease
                                             Exit          Agreement
                                            Costs         Terminations        Total
                                        ------------------------------------------------
                                                (in thousands)
                                        ------------------------------------------------
Balance, December 31, 2002.......       $        1,384           $ 3,158       $ 4,542
Utilized.........................                 (349)              (28)         (377)
                                        ------------------------------------------------
Balance, March 31, 2003..........       $        1,035           $ 3,130       $ 4,165
                                        ================================================


Note 11. Commitments and Contingent Liabilities

As of March 31, 2003, the Company had purchase commitments of approximately $2,058,000 outstanding, of which all are due during 2003. Additionally, the Company had standby letters of credit of approximately $3,696,000 outstanding as of March 31, 2003, which are fully collateralized by certificates of deposit.

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of technical and/or management personnel. Additionally, in light of the Company's ongoing litigation with the local exchange carriers, on which the Company depends for certain services, from time to time, those carriers have and will likely continue to threaten service disruptions or terminations. Any service disruptions or terminations, if actually implemented, could have a material adverse effect on the Company's business.

Currently, the Company has the following outstanding matters, which if resolved unfavorably, could have a material adverse effect on the Company:

o On August 12, 2002, Verizon Communications, Inc. and several of its subsidiaries filed a complaint in the United States District Court for the District of Delaware against the Company and several of its indirect wholly-owned subsidiaries, referred to herein as the defendants, seeking payment of approximately $37 million allegedly owed to Verizon under various contracts and state and federal law. Verizon also asked the Court to issue a declaratory ruling that it has not violated the antitrust laws.

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11. Commitments and Contingent Liabilities (continued)


     The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, the defendants believe the figure specified in the complaint includes payments that have been made by the defendants to Verizon (including in excess of $14 million paid soon after the filing of the complaint), credits that Verizon has issued to the defendants since the filing of the complaint, and additional disputes for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims against Verizon, including claims seeking damages for breach of contract and treble damages for violating the antitrust laws. The defendants have also moved to dismiss Verizon's request for a declaratory ruling on the antitrust claims, which Verizon has opposed.

     On November 18, 2002, Verizon filed a motion to dismiss defendants' antitrust counterclaims, relying heavily on a decision by the United States Court of Appeals for the 7th Circuit in Goldwasser v. Ameritech Corp., 222 F.3d 390 (7th Cir. 2000) dismissing antitrust claims brought on behalf of a class of consumers who had purchased services from Ameritech in Illinois. On January 9, 2003, the defendants filed their opposition to Verizon's motion, noting not only that the Goldwasser case is distinguishable from the defendants' antitrust claims, but also that the appellate court's rationale in Goldwasser had been effectively repudiated by the appellate courts of the 2nd and 11th circuits, as well as by a federal trial court in the antitrust claim raised by the Company against SBC/Ameritech in the United States District Court for the Northern District of Ohio.

     On March 20, 2003, the Court issued an order denying the parties' respective motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Office of Curtis Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2002). By order of the Court issued May 6, 2003, the parties have been directed to proceed with discovery on all issues. The Company and its subsidiaries intend to pursue all available remedies and counterclaims and defend themselves vigorously; however, they cannot be certain how or when these matters will be resolved or the outcome of the litigation.

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11. Commitments and Contingent Liabilities (continued)

o On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company, initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order against Verizon Massachusetts. Verizon has filed its answer to CoreComm Massachusetts' complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the parties' interconnection agreement and Verizon's tariffs. During the course of discovery, Verizon conceded that it had over-billed CoreComm Massachusetts by approximately $800,000. As a result, CoreComm Massachusetts amended its complaint to include claims against Verizon for unfair and deceptive acts or practices in violation of Massachusetts' fair trade practice laws. Verizon subsequently amended its complaint to specify a revised claim of $1.1 million. CoreComm Massachusetts ceased offering local telephone services in Massachusetts in December 2002 and is presently withdrawing from the market. CoreComm Massachusetts' withdrawal from providing telephone services in Massachusetts has not had any material adverse affect on the Company's consolidated business.

o By letter dated April 4, 2003, the Company received a notice from Verizon claiming that Verizon is owed approximately $8.4 million by one of its subsidiaries, CoreComm New York, Inc., for services allegedly purchased in the state of New York, including approximately $5.1 million of charges that Verizon contends were mistakenly credited to the accounts of CoreComm New York, Inc. in connection with the acquisition out of bankruptcy of certain assets of USN Communications, Inc. in May 1999. In response, CoreComm New York, Inc. has challenged the accuracy of Verizon's figures and has provided formal written notice that it is disputing Verizon's right to payment of the amounts specified in Verizon's April 4 letter. CoreComm New York has identified a number of gaps and errors in the accounting information provided by Verizon, many of which Verizon has acknowledged. Although CoreComm New York, Inc. intends to defend itself vigorously and to pursue all available counterclaims and remedies, it is not presently able to determine what amount, if any, is properly owed to Verizon or to predict how these matters will be resolved. The operations of CoreComm New York, Inc. do not represent a material component of the Company's revenue, profits or operations.

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11. Commitments and Contingent Liabilities (continued)

o The Company and CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company, are currently in litigation with SBC Corp., Ameritech Ohio and other SBC subsidiaries over various billing and performance issues, including SBC/Ameritech's alleged violation of the antitrust laws and the adequacy of SBC/Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech Ohio. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. On October 9, 2001, Ameritech filed an amended complaint in the United States District Court, Northern District of Ohio seeking a total of approximately $14.4 million in alleged outstanding charges.

     On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against SBC Corp., Ameritech Ohio and certain of their respective subsidiaries and affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation claims. On July 25, 2002, the Court issued a decision denying a motion to dismiss from Ameritech and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants. On January 21, 2003, CoreComm Newco amended its complaint to include the Company and other affiliates as additional claimants and to add additional allegations supporting its claims, and on February 17, 2003, SBC/Ameritech filed its answer to the amended complaint.

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

o On April 16, 2003, SBC Ohio (formerly known as SBC Ameritech Ohio) filed with the Public Utilities Commission of Ohio, known as the PUCO, a third supplement to its application for review of an order entered by a PUCO Hearing Examiner barring SBC Ohio from refusing to process new service orders from CoreComm Newco pending the resolution of various billing disputes at issue between the parties. Among other things, the April 16 supplement contends that the Hearing Examiner's entry provided CoreComm Newco with a competitive advantage by allowing it to withhold payment on approximately $8.7 million of alleged undisputed charges for local and collocation services in Ohio as of March 31, 2003. On May 2, 2003, CoreComm Newco submitted a reply to the April 16 supplement in which it disputed the accuracy of SBC Ohio's claims and explained that the outstanding balance of approximately $1.9 million is consistent with common practice considering SBC Ohio's billing problems and the numerous payment cycles at issue. CoreComm Newco has already identified and lodged millions of dollars worth of billing and performance disputes and is continuing to identify charges that it believes are not properly owed to SBC Ohio. CoreComm Newco intends to defend itself vigorously and to pursue all available remedies and counterclaims. However, it is not possible to predict the outcome of this matter at this time.

o By letters dated April 23, 2003, and April 25, 2003, SBC/Midwest demanded payment from certain of the Company's subsidiaries of approximately $9.5 million of alleged undisputed, past due charges for wholesale services allegedly provided to its operating subsidiaries in Illinois, Michigan, Indiana and Wisconsin, and threatened to pursue further collection activities against those entities. The letters regarding Michigan and Wisconsin requested that the recipients pay into escrow an unspecified sum for Michigan and approximately $135,240 for Wisconsin in connection with charges that SBC Midwest contends the Company's subsidiaries have disputed in those states. In response the Company's subsidiaries have notified SBC Midwest that they are disputing the accuracy of the figures set forth in its letters as well as its right to request an escrow deposit to cover disputed charges, and that they are prepared to engage in further
     discussions   regarding  the  various  amounts  at  issue.   The  Company's
     subsidiaries intend to contest any charges that they believe are not properly owed and to vigorously pursue all claims and defend themselves against any collections action. However, the Company is not currently able to predict how or when these matters will be resolved or what amount, if any, will need to be paid at the time of resolution.

o On December 3, 2001, General Electric Capital Corp., referred to as GECC, filed a civil lawsuit in the Circuit Court of Cook County, Illinois against CCL and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. Thereafter, on May 1, 2002, the complaint was amended to add the Company as an additional defendant. Although neither CCL nor the Company are parties to the agreement between Ascend and MegsINet, the complaint contends that CCL and/or the Company should be held responsible for MegsINet's obligations under an "alter ego" theory of liability. CCL and the Company are contesting this claim and do not believe that the obligations of MegsINet are obligations of CCL or the Company.

     Subsequent to filing of its initial complaint, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on the Company's business or operations. On April 23, 2003, GECC filed a motion for summary judgment asking the Court to rule in its favor, without the need for trial, that MegsINet, CCL and the Company breached their alleged contractual obligations to make required lease payments to GECC and awarding GECC damages in the amount of $9,100,053 plus attorneys' fees and interest. MegsINet, CCL and the Company do not believe that it would be appropriate for the Court to resolve this litigation through summary judgment as requested by GECC and they intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation. MegsINet does not represent a material component of the Company's revenue, profits or operations. All of the assets of the Company and its subsidiaries, including those of MegsINet, are subject to a first priority security interest in favor of the senior lenders under the $156 million senior credit facility.

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

o On September 24, 2002, GATX Technologies, Inc., known herein as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm-Voyager, Inc., an indirect wholly-owned subsidiary of the Company, seeking recovery of amounts allegedly owed under an equipment lease totaling approximately $150,000. On October 21, 2002, CoreComm-Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under an equipment lease. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

o On March 1, 2002, Easton Telecom Services, LLC initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. seeking payment of approximately $4.9 million, primarily in respect of alleged early termination penalties for telecommunications services purportedly provided under alleged contracts. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Upon the conclusion of a jury trial that ended on November 8, 2002, Easton obtained a judgment against CoreComm Internet Group, Inc., Voyager Information Networks, Inc. and MegsINet in the total amount of $1,085,000. On February 4, 2003, the defendants filed an appeal in this matter with the United States Court of Appeals for the Sixth Circuit, and the plaintiff has filed a cross-appeal. Plaintiff is currently pursuing discovery in aid of execution on its judgment against defendants. All of the assets of the Company and its subsidiaries, including those of the defendants, are subject to a first priority security interest in favor of the senior lenders under the $156 million senior credit facility.

o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429, which has been accrued in the Company's consolidated financial statements. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved.

o On January 3, 2003, the Company and its indirect subsidiary, MegsINet, Inc., filed a complaint against Broadwing in the U.S. District Court for the Eastern District of Pennsylvania seeking the return of approximately $700,000 in taxes billed by Broadwing in alleged violation of two Master Service Agreements. On February 24, 2003, Broadwing filed a motion to stay the action pending their request to arbitrate the matter before the American Arbitration Association. The matter is still pending before the Court, and plaintiffs intend to pursue their claims vigorously.

o On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. Bankruptcy laws against the Company and certain of its subsidiaries seeking payment of approximately $802,687 in charges for interstate and intrastate switched access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. The defendants are currently reviewing Focal's claims and intend to defend themselves vigorously and pursue all available counterclaims, including claims for any amounts owed by Focal to any of the defendants. However, it is not possible at this time to predict how or when this matter will be resolved.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

Results of Operations

Until December 2001, we were a direct, wholly-owned subsidiary of CCL Historical, Inc. (formerly named CoreComm Limited, known herein as CCL). As a result of the recapitalization transactions completed in December 2001 and on July 1, 2002, CCL has been merged into one of our wholly-owned subsidiaries. Prior to our recapitalization, CCL operated the same businesses that we currently operate.

In 2001, we significantly revised our business plan to focus on our most profitable businesses and geographic areas, and reduce our operational costs and need for capital. In 2001 and 2002, we streamlined our strategy and operations to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell and install our products and service our customers. As a result of these changes, we are now focused primarily in the Mid-Atlantic and Mid-West regions of the U.S.

We have implemented cost savings through a variety of means, including facility consolidation, efficiency improvements, vendor negotiations, network optimization and headcount reduction. We have improved our operating efficiency through improved pricing terms and the elimination of duplicative or unnecessary network facilities. We have also reduced network costs and capital expenditures by converting many of our local access lines to more profitable Unbundled Network Element - Platform pricing from Total Service Resale pricing, which provides higher margins. In addition, we were able to reduce the number of our facilities without substantially affecting our service area by leasing enhanced extended local loops from the incumbent local exchange carriers.

Three Months Ended March 31, 2003 and 2002

The decrease in revenues to $70,959,000 from $74,311,000 was primarily attributable to a decrease in local exchange revenues and Internet, data and web related services offset by an increase in toll-related telephony services and other revenue.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $45,960,000 from $48,038,000 due to a decrease in costs as a result of optimization of our network and facilities and reduced headcount.

Selling, general and administrative expenses decreased to $19,575,000 from $22,313,000 due to a decrease in costs as a result of reduced headcount, reduction of our facilities and a revision in our marketing strategies.

Corporate expenses include the costs of our officers and headquarters staff, operating our headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $2,097,000 from $1,698,000 due to increased costs incurred for strategic planning and other corporate activities.

In connection with our recapitalization, we incurred costs, which consisted primarily of legal, accounting and printing fees, of $1,182,000 during the three months ended March 31, 2002.

Depreciation expense decreased to $3,765,000 from $8,881,000 primarily as a result of the reduction in the carrying value of our fixed assets during the fourth quarter of 2002 as determined by a fair value analysis performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.

Amortization expense has been eliminated due to the reduction in the carrying value of our intangible assets as determined by a fair value analysis performed on October 1, 2002 in accordance with SFAS No. 144.

Interest expense and other increased to $4,511,000 from $3,769,000 primarily due to the net effect of an increase in the effective interest rate on our senior secured credit facility and the amortization of debt discount associated with CCL's 6% Convertible Subordinated Notes. The effective interest rate on our senior secured credit facility during the three months ended March 31, 2003 and 2002 was 7.01% and 6.86%, respectively.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective for us on January 1, 2003, SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities. The adoption of this new standard did not have a significant effect on our results of operations, financial condition or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective for us on January 1, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard did not have a significant effect on our results of operations, financial condition or cash flows.

Liquidity and Capital Resources

Based on our current business plan, we anticipate that we will have sufficient cash and cash equivalents on hand to fund our operations, capital expenditures and debt service in 2003. Our ability to raise additional capital in the future will be dependent on a number of factors, such as our results of operations, the amount of our indebtedness, and also general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forgo business opportunities or take other actions, which could adversely affect our business, results of operations and financial condition. In addition, we are also involved in litigation, which if resolved unfavorably to us, could have a material adverse effect on our business, financial condition and results of operations, including our ability to fund our operations.

As of March 31, 2003, we had long-term debt, which consisted of a $156.1 million senior secured credit facility, approximately $18.4 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011 and approximately $9.0 million of capital leases. In addition, as of March 31, 2003, CCL had $4.4 million of 6% Convertible Subordinated Notes outstanding.

On March 31, 2003, we entered into an amendment to our senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 and ending on February 2, 2004, during which time the loans are accruing interest at prime plus 5.5% (9.75% at March 31, 2003). In addition, the required principal payments originally scheduled for 2003, which totaled $1.95 million, were deferred until February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until February 2, 2004, and also added other financial and operating covenants during 2003, in order to better reflect our current operations. As of March 31, 2003, we are in compliance with all of the required ratios and covenants contained in our agreement. We intend to utilize the increased liquidity afforded by the amendment to invest in several areas of our core operations. In addition, during this period, we intend to seek and consider strategic alternatives in order to reduce our overall indebtedness, including amounts under the senior secured credit facility. Such strategic alternatives may include, among other things, debt or equity financings or refinancings, recapitalizations, restructurings, mergers and acquisitions or other transactions. It is likely that any of such transactions, if implemented, would result in material dilution to common stockholders.

Although the amendment has been designed to provide us with significant relief from cash obligations under the senior secured credit facility until February 2, 2004, there can be no assurance that the financial and other covenants under the facility will continue to be met or that we will be successful in identifying or implementing one or more strategic alternatives to reduce our indebtedness. In addition, based on our current business plan, we do not expect that we will have the cash available to fund the required deferred interest and principal payments on or before February 2, 2004, the date on which such payments become due. Accordingly, there can be no assurance that there will not be an event of default under the credit facility at that time, or that we will be able to enter into additional amendments to the senior secured credit facility by that time.

Taking the amendment into effect, debt service on the senior secured credit facility includes approximately $1.7 million in cash interest expense paid or to be paid in 2003, $23.0 million due in 2004 and $8.6 million due in 2005, on an annualized basis, based on current interest rates, as well as quarterly amortization and principal reductions which total $0 in 2003, $11.7 million in 2004, and $25.4 million in 2005. The 10.75% Unsecured Convertible PIK Notes due 2011 have no cash interest payments, and are not due until 2011. As of March 31, 2003, our current liabilities exceed our current assets by approximately $107 million.

Under our current business plan, capital expenditures have been significantly reduced from prior levels. Total actual capital expenditures for the three months ended March 31, 2003, described as cash used to purchase fixed assets in our cash flow statement, were approximately $1.4 million. According to our current plans, capital expenditures are expected to be approximately $7.5 million during the remainder of 2003, $8.9 million in 2004, and $10.2 million in 2005. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.

For the first three months of 2003, net cash provided by operations was approximately $1.5 million. If we are unable to continue to generate cash from operations and/or raise additional financing, it may affect our ability to meet our cash requirements, which may have an adverse affect on us, and potentially our viability as an ongoing business.

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

Accordingly, we may be required to consider a number of measures, including: (1) seeking modifications or waivers to certain provisions of the terms of our indebtedness, (2) refinancing all or a portion of our indebtedness, (3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, (5) completing a recapitalization or restructuring of our indebtedness or (6) a combination of the foregoing. The consideration, timing and implementation of such measures will depend upon the success of the execution of our business plan, the amount of capital required to fund our operations in the future and the terms of any financings or other transactions that we may consider.

     In addition, we cannot assure you that:

     (a) actual costs will not exceed the amounts estimated in our business plan or that additional funding will not be required;

     (b)  we will  prevail in our  material  litigation  matters as described in
          Note 11 to the financial statements;

     (c) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required;

     (d) we will be able to continue to be in compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness or that we will be able to modify the requirements or terms of such indebtedness;

     (e)  we will be able to refinance our indebtedness as it comes due;

     (f) we will be able to sell our assets or businesses (the net proceeds from a sale may be required to be used to repay certain indebtedness);

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


                                 Nine Months Ended   For the Year Ended
                                   December 31,         December 31,
                                 ----------------------------------------
                                       2003          2004       2005                    Source of Funds
                                 --------------------------------------------------------------------------------------
                                              (in millions)
Cash   interest    expense   on        $ 0.5         $ 23.3  $       8.9  For 2003: cash and cash  equivalents on hand
  existing long-term debt (1)                                             and  cash  from  operations;  for  2004  and
                                                                          2005:  cash  and cash  equivalents  on hand,
                                                                          cash  from   operations  and,  if  required,
                                                                          refinancing  or other  sources of  financing
                                                                          (4)

Estimated  capital                      7.5             8.9         10.2  Cash and cash  equivalents  on hand and cash
  expenditures (2)                                                        from operations

Principal payments on existing            -                         25.4  Cash and  cash  equivalents  on  hand,  cash
  long-term debt (3)                                   11.7               from    operations    and,   if    required,
                                                                          refinancing  or other  sources of  financing
                                                                                                                    (4)

Payments on Capital Leases              9.0               -            -  Approximately  $8.1 million of these capital
                                                                          leases  are  obligations  of our  subsidiary
                                                                          MegsINet  Internet,  Inc.  and  are  not our
                                                                          obligations.  The  source  of funds  for the
                                                                          remaining    amounts:    cash    and    cash
                                                                          equivalents    on   hand   and   cash   from
                                                                          operations (5)
                                 ----------------------------------------
                                      $ 17.0         $ 43.9       $ 44.5
                                 ========================================

(1) During the remainder of 2003, the only long-term debt that requires cash interest expense is CCL's $4.4 million 6% Convertible Subordinated Notes.

(2) Future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers during these years.

(3) Principal payments indicated are principal reductions under our senior secured credit facility. The 2003 amount excludes the outstanding $4.4 million 6% Convertible Subordinated Notes due 2006 of CCL. CCL is in default on these notes.

(4) Refinancing sources may include, for example, a new bank facility used to repay these amounts; other sources of financing may include capital raised through new debt or equity financing or asset sales. There can be no assurance that we will be able to refinance our indebtedness or raise the required funds.

(5) Approximately $8.1 million of the capital lease and other debt obligations of MegsINet Internet, Inc. are the subject of current litigation, as described in Part II, Item I of this Quarterly Report on Form 10-Q entitled "Legal Proceedings."

Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable as of the date of this quarterly report, we can give no assurance that our plans, intentions and expectations will be achieved in a timely manner if at all.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to the Condensed Consolidated Financial Statements.

The following table includes aggregate information about our contractual obligations as of March 31, 2003 and the periods in which payments are due:

                                                                         Payments Due by Period
                                                     -----------------------------------------------------------------
                                                                    Less than      1-3          4-5        After 5
Contractual Obligations                                 Total        1 Year       Years        Years        Years
---------------------------------------------------- -----------------------------------------------------------------
                                                                              (in thousands)
Long-Term Debt (1)                                   $    178,889    $   8,258    $ 46,800     $ 85,800      $ 38,031
Capital Lease Obligations                                   9,031        9,031           -            -             -
Operating Lease Obligations                                25,549        7,246       8,845        6,114         3,344
Unconditional Purchase Obligations                              -            -           -            -             -
Other Long-Term Obligations....                                 -            -           -            -             -
                                                     ------------- ------------ ----------- ------------ -------------
Total Contractual Cash Obligations                      $ 213,469     $ 24,535  $   55,645     $ 91,914      $ 41,375
                                                     ============= ============ =========== ============ =============

(1) Long-term debt includes the senior secured credit facility of $156,100,000, 10.75% Unsecured Convertible PIK Notes due April 2011 of $18,431,000, including accrued PIK interest, and CCL's 6% Convertible Subordinated Notes due 2006 of $4,358,000. The Convertible Subordinated Notes due 2006 of $4,358,000 have been reflected as due in less than one year because CCL is currently in default of this obligation.

The following table includes aggregate information about our commercial commitments as of March 31, 2003 and the periods in which payments are due. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                                                                  Amount of Commitment Expiration Per Period
                                                      ----------------------------------------------------------------
                                                                     Less than      1 - 3       4 - 5       Over 5
Other Commercial Commitments                             Total        1 Year        Years       Years        Years
----------------------------------------------------- ----------------------------------------------------------------
                                                                              (in thousands)
Guarantees                                                     $ -          $ -          $ -         $ -          $ -
Lines of Credit                                                  -            -            -           -            -
Standby Letters of Credit                                    3,696        3,696            -           -            -
Standby Repurchase Obligations                                   -            -            -           -            -
Other Commercial Commitments                                 2,058        2,058            -           -            -
                                                      ------------- ------------ ------------ ----------- ------------
Total Commercial Commitments                               $ 5,754      $ 5,754          $ -         $ -          $ -
                                                      ============= ============ ============ =========== ============


Consolidated Statement of Cash Flows

For the three months ended March 31, 2003, cash provided by operating activities was $1,530,000 in comparison to cash provided by operating activities of $4,544,000 for the three months ended March 31, 2002. The change in cash provided by operating activities is primarily due to changes in our operating assets and liabilities.

For the three months ended March 31, 2003, cash used to purchase fixed assets decreased to $1,377,000 from $2,405,000 for the three months ended March 31, 2002, reflecting decreased purchases of operating equipment.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein, specifically excluding references to the exchange offers, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. All references in this Safe Harbor legend to the Company shall be deemed to include ATX Communications, Inc. and its subsidiaries and affiliates. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include the following: the Company's ability to obtain trade credit, shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; adverse developments in commercial disputes or legal proceedings, including the pending or any future litigation with Verizon and SBC/Ameritech; the Company's ability to fund and execute its business plan; the Company's ability to attract, retain and compensate key executives and employees; the Company's ability to attract and retain customers; general economic and business conditions; industry trends; technological developments; the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; interest rate fluctuations; and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

We encourage you to review the risk factors relating to our business and our industry set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The SEC's rule relating to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The carrying amount of the variable rate senior secured credit facility approximates the fair value. The fair value of our other notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

                                                Interest Rate Sensitivity
                                                  As of March 31, 2003

                                          Principal Amount by Expected Maturity
                                                  Average Interest Rate



                         April 1, 2003
                               to
                          December 31,       For the Years Ending December 31,
                         -----------------------------------------------------------                            Fair
                               2003         2004       2005       2006       2007    Thereafter     Total      Value
                          ---------------------------------------------------------------------------------------------
 Long-term debt,
  including current
  portion:
 Fixed rate               $   4,358           $--        $--        $--        $--     $47,525(a)  $51,883     $20,437
 Average interest rate        6.00%                                                      10.75%
 Variable rate                  $--       $11,700    $25,350    $50,700       $39,000   $29,350    $156,100    $156,100

 Average interest rate
                          Base rate      Libor +    Libor +    Libor +    Libor +    Libor +
                          + 5.5%(b)      4.5% or    4.5% or    4.5% or    4.5% or    4.5% or
                                         base rate  base rate  base rate  Base rate  base rate
                                         + 3.5%(b)  + 3.5%     + 3.5%     + 3.5%     + 3.5%

(a) Represents the value at maturity of 10.75% Unsecured Convertible PIK Notes due April 2011.

(b) On March 31, 2003, we entered into an amendment to our senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 and ending on February 2, 2004, during which time the loans will accrue interest at the base rate plus 5.5%.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Through our various operating subsidiaries, we purchase goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. Our subsidiaries also provide goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject us to costly litigation and the diversion of technical and/or management personnel. Additionally, in light of our ongoing litigation with the local exchange carriers, on which we depend for certain services, from time to time, those carriers have and will likely continue to threaten service disruptions or terminations. Any service disruptions or terminations, if actually implemented, could have a material adverse effect on our business. Additionally, liabilities from litigation that are not covered by insurance or that exceed such coverage could have a material adverse effect on our business, financial condition and/or operating results.

Currently, we have the following outstanding matters, which if resolved unfavorably to us, could have a material adverse effect on us:

o On August 12, 2002, Verizon Communications, Inc. and several of its subsidiaries filed a complaint in the United States District Court for the District of Delaware against us and several of our indirect wholly-owned subsidiaries, referred to herein as the defendants, seeking payment of approximately $37 million allegedly owed to Verizon under various contracts and state and federal law. Verizon also asked the Court to issue a declaratory ruling that it has not violated the antitrust laws.

     The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, the defendants believe the figure specified in the complaint includes payments that have been made by the defendants to Verizon (including in excess of $14 million paid soon after the filing of the complaint), credits that Verizon has issued to the defendants since the filing of the complaint, and additional disputes for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims against Verizon, including claims seeking damages for breach of contract and treble damages for violating the antitrust laws. The defendants have also moved to dismiss Verizon's request for a declaratory ruling on the antitrust claims, which Verizon has opposed.

     On November 18, 2002, Verizon filed a motion to dismiss defendants' antitrust counterclaims, relying heavily on a decision by the United States Court of Appeals for the 7th Circuit in Goldwasser v. Ameritech Corp., 222 F.3d 390 (7th Cir. 2000) dismissing antitrust claims brought on behalf of a class of consumers who had purchased services from Ameritech in Illinois. On January 9, 2003, the defendants filed their opposition to Verizon's motion, noting not only that the Goldwasser case is distinguishable from the defendants' antitrust claims, but also that the appellate court's rationale in Goldwasser had been effectively repudiated by the appellate courts of the 2nd and 11th circuits, as well as by a federal trial court in the antitrust claim raised by us against SBC/Ameritech in the United States District Court for the Northern District of Ohio.

     On March 20, 2003, the Court issued an order denying the parties' respective motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Office of Curtis Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2002). By order of the Court issued May 6, 2003, the parties have been directed to proceed with discovery on all issues. We and our subsidiaries intend to pursue all available remedies and counterclaims and defend ourselves vigorously; however, we and our subsidiaries cannot be certain how or when these matters will be resolved or the outcome of the litigation.

o On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of ours, initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order against Verizon Massachusetts. Verizon has filed its answer to CoreComm Massachusetts' complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the parties' interconnection agreement and Verizon's tariffs. During the course of discovery, Verizon conceded that it had over-billed CoreComm Massachusetts by approximately $800,000. As a result, CoreComm Massachusetts amended its complaint to include claims against Verizon for unfair and deceptive acts or practices in violation of Massachusetts' fair trade practice laws. Verizon subsequently amended its complaint to specify a revised claim of $1.1 million. CoreComm Massachusetts ceased offering local telephone services in Massachusetts in December 2002 and is presently withdrawing from the market. CoreComm Massachusetts' withdrawal from providing telephone services in Massachusetts has not had any material adverse affect on our consolidated business.

o By letter dated April 4, 2003, we received a notice from Verizon claiming that Verizon is owed approximately $8.4 million by one of our subsidiaries, CoreComm New York, Inc., for services allegedly purchased in the state of New York, including approximately $5.1 million of charges that Verizon contends were mistakenly credited to the accounts of CoreComm New York, Inc. in connection with the acquisition out of bankruptcy of certain assets of USN Communications, Inc. in May 1999. In response, CoreComm New York, Inc. has challenged the accuracy of Verizon's figures and has provided formal written notice that it is disputing Verizon's right to payment of the amounts specified in Verizon's April 4 letter. CoreComm New York has identified a number of gaps and errors in the accounting information provided by Verizon, many of which Verizon has acknowledged. Although CoreComm New York, Inc. intends to defend itself vigorously and to pursue all available counterclaims and remedies, it is not presently able to determine what amount, if any, is properly owed to Verizon or to predict how these matters will be resolved. The operations of CoreComm New York, Inc. do not represent a material component of our revenue, profits or operations.

o We and CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of ours, are currently in litigation with SBC Corp., Ameritech Ohio and other SBC subsidiaries over various billing and performance issues, including SBC/Ameritech's alleged violation of the antitrust laws and the adequacy of SBC/Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech Ohio. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. On October 9, 2001, Ameritech filed an amended complaint in the United States District Court, Northern District of Ohio seeking a total of approximately $14.4 million in alleged outstanding charges.

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

     We believe that CoreComm Newco has meritorious defenses to Ameritech's amended complaint that could reduce the amount currently in dispute. For example, the figure specified in Ameritech's complaint may not account for various amounts that have been properly disputed by CoreComm Newco as a result of billing errors and other improper charges, various refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing of the complaint, and payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, we cannot be certain how or when the matter will be resolved. We also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco and we are seeking to obtain from SBC/Ameritech under their counterclaims. CoreComm Newco and we intend to pursue all available remedies and to defend themselves vigorously. However, it is impossible at this time to predict the outcome of the litigation.

o On April 16, 2003, SBC Ohio (formerly known as SBC Ameritech Ohio) filed with the Public Utilities Commission of Ohio, known as the PUCO, a third supplement to its application for review of an order entered by a PUCO Hearing Examiner barring SBC Ohio from refusing to process new service orders from CoreComm Newco pending the resolution of various billing disputes at issue between the parties. Among other things, the April 16 supplement contends that the Hearing Examiner's entry provided CoreComm Newco with a competitive advantage by allowing it to withhold payment on approximately $8.7 million of alleged undisputed charges for local and collocation services in Ohio as of March 31, 2003. On May 2, 2003, CoreComm Newco submitted a reply to the April 16 supplement in which it disputed the accuracy of SBC Ohio's claims and explained that the outstanding balance of approximately $1.9 million is consistent with common practice considering SBC Ohio's billing problems and the numerous payment cycles at issue. CoreComm Newco has already identified and lodged millions of dollars worth of billing and performance disputes and is continuing to identify charges that it believes are not properly owed to SBC Ohio. CoreComm Newco intends to defend itself vigorously and to pursue all available remedies and counterclaims. However, it is not possible to predict the outcome of this matter at this time.

     By letters dated April 23, 2003, and April 25, 2003, SBC/Midwest demanded payment from certain of the Company's subsidiaries approximately $9.5 million of alleged undisputed, past due charges for wholesale services allegedly provided to our operating subsidiaries in Illinois, Michigan, Indiana and Wisconsin, and threatened to pursue further collection activities against those entities. The letters regarding Michigan and Wisconsin requested that the recipients pay into escrow an unspecified sum for Michigan and approximately $135,240 for Wisconsin in connection with charges that SBC Midwest contends our subsidiaries have disputed in those states. In response, our subsidiaries notified SBC Midwest that they are disputing the accuracy of the figures set forth in its letters as well as its right to request an escrow deposit to cover disputed charges, and that they are prepared to engage in further discussions regarding the various amounts at issue. Our subsidiaries intend to contest any charges that they believe are not properly owed and to vigorously pursue all claims and defend themselves against any collections action. However, we are not currently able to predict how or when these matters will be resolved or what amount, if any, will need to be paid at the time of resolution.

o On December 3, 2001, General Electric Capital Corp., referred to as GECC, filed a civil lawsuit in the Circuit Court of Cook County, Illinois against CCL and MegsINet, Inc., an indirect subsidiary of ours, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. Thereafter, on May 1, 2002, the complaint was amended to add us as an additional defendant. Although neither CCL nor we are parties to the agreement between Ascend and MegsINet, the complaint contends that CCL and/or we should be held responsible for MegsINet's obligations under an "alter ego" theory of liability. CCL and we are contesting this claim and do not believe that the obligations of MegsINet are obligations of CCL or us.

     Subsequent to the filing of its initial complaint, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and us seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on our business or operations. On April 23, 2003, GECC filed a motion for summary judgment asking the Court to rule in its favor, without the need for trial, that MegsINet, CCL and ATX breached their alleged contractual obligations to make required lease payments to GECC and awarding GECC damages in the amount of $9,100,053 plus attorneys' fees and interest. MegsINet, CCL and us do not believe that it would be appropriate for the court to resolve this litigation through summary judgment as requested by GECC and they intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation. MegsINet does not represent a material component of our revenue, profits or operations. All of our assets and those of our subsidiaries, including those of MegsINet, are subject to a first priority security interest in favor the senior lenders under the $156 million Senior Credit Facility.

o On May 25, 2001, KMC Telecom, Inc. and some of our operating subsidiaries filed an action in the Supreme Court of New York for New York County against CCL, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims for breach of various representations and warranties made under the merger agreement pursuant to which MegsINet became a subsidiary of ours. Defendants have also initiated coverage under an insurance policy designed to protect against such claims; the insurance carrier has initially declined coverage and it may be necessary to pursue litigation to obtain coverage in the event of a loss under the policy.

o On September 24, 2002, GATX Technologies, Inc., known herein as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm-Voyager, Inc., an indirect wholly-owned subsidiary of ours, seeking recovery of amounts allegedly owed under an equipment lease totaling approximately $150,000. On October 21, 2002, CoreComm-Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under an equipment lease. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

o On March 1, 2002, Easton Telecom Services, LLC initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. seeking payment of approximately $4.9 million, primarily in respect of alleged early termination penalties for telecommunications services purportedly provided under alleged contracts. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Upon the conclusion of a jury trial that ended on November 8, 2002, Easton obtained a judgment against CoreComm Internet Group, Inc., Voyager Information Networks, Inc. and MegsINet in the total amount of $1,085,000. On February 4, 2003, the defendants filed an appeal in this matter with the United States Court of Appeals for the Sixth Circuit, and the plaintiff has filed a cross-appeal. Plaintiff is currently pursuing discovery in aid of execution on its judgment against defendants. All of our assets and those of our subsidiaries, including those of the defendants, are subject to a first priority security interest in favor of the senior lenders under the $156 million senior credit facility.

o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to our alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, we have been assessed sales and use tax for the period at issue in the amount of $631,429, which has been accrued in our consolidated financial statements. On July 8, 2002, we filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. We believe that we have meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved

o On January 3, 2003, we and our indirect subsidiary, MegsINet, Inc., filed a complaint against Broadwing in the U.S. District Court for the Eastern District of Pennsylvania seeking the return of approximately $700,000 in taxes billed by Broadwing in alleged violation of two Master Service Agreements. On February 24, 2003, Broadwing filed a motion to stay the action pending their request to arbitrate the matter before the American Arbitration Association. The matter is still pending before the Court, and plaintiffs intend to pursue their claims vigorously.

o On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. Bankruptcy laws against us and certain of our subsidiaries seeking payment of approximately $802,687 in charges for interstate and intrastate switched access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. The defendants are currently reviewing Focal's claims and intend to defend themselves vigorously and pursue all available counterclaims, including claims for any amounts owed by Focal to any of the defendants. However, it is not possible at this time to predict how or when this matter will be resolved.

ITEM 5. OTHER INFORMATION

On May 13, 2003, the Board of Directors approved an Amended and Restated Charter of the Audit Committee of the Board of Directors which is attached hereto as
Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     99.1 Certification dated May 13, 2003 pursuant to 18 U.S.C. Section 1350 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas J. Gravina, Chief Executive Officer, and Michael A. Peterson, Executive Vice President, Chief Operating Officer and Chief Financial Officer

     99.2 Amended and Restated Charter of the Audit Committee

(b) Reports on Form 8-K.

     During the quarter ended March 31, 2003, ATX Communications filed the following reports on Form 8-K:

          (i) Report dated March 14, 2003, reporting under Item 5, Other Events, that ATX Communications, Inc. and the lenders under ATX Communications, Inc.'s senior credit facility are currently in discussions regarding modifications to the senior credit facility that would provide ATX Communications, Inc. increased liquidity to invest in its operations.

          (ii) Report dated March 31, 2003, reporting under Item 5, Other Events, that ATX Communications, Inc. and its subsidiaries entered into a Fourth Amendment and Waiver to its Credit Agreement dated as of September 28, 2000, as amended and restated as of April 11, 2001, and amended by the First Amendment dated as of October 31, 2001, the Second Amendment dated as of December 14, 2001 and the Third Amendment dated as of March 29, 2002, among CCL Historical, Inc., formerly named CoreComm Limited, ATX Communications, Inc. CoreComm Communications, Inc., the lenders party thereto and the administrative agent and collateral agent party thereto.

     No financial statements were filed with these reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




ATX COMMUNICATIONS, INC.


Date: May 13, 2003        By: /s/ Michael A. Peterson
                              -----------------------------------

                              Michael A. Peterson
                              Executive Vice President -
                              Chief Operating Officer and
                              Chief Financial Officer








Date: May 13, 2003        By: /s/ Neil Peritz
                              -----------------------------

                              Neil Peritz
                              Senior Vice President - Controller and Treasurer (Principal Accounting Officer)

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



Date: May 13, 2003                    By:   /s/ Thomas J. Gravina
                                            -----------------------------

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



Date: May 13, 2003                          By:   /s/ Michael A. Peterson
                                                  ------------------------------

                                                  Michael A. Peterson
                                                  Executive Vice President -
                                                  Chief Operating Officer and
                                                  Chief Financial Officer