Form 10-Q
period 2003-06-30
ATX COMMUNICATIONS INC
filed 2003-08-14
CIK 1165532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR

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
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
                                                          Identification No.)
or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        X              No      ______
                                           ---------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (As
defined in Rule 12b-2 of the Exchange Act). Yes___  No    X
                                                       -----

The number of shares outstanding of the issuer's common stock as of June 30, 2003 was 29,967,430.



                            ATX Communications, Inc.


                                      Index

PART I.  FINANCIAL INFORMATION                                                                    Page
------------------------------                                                                    ----


Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets -
                June 30, 2003 (Unaudited) and December 31, 2002 ................................... 2
             Condensed Consolidated Statements of Operations -
                Three and Six months ended June 30, 2003 and 2002 (Unaudited) ..................... 3
             Condensed Consolidated Statement of Shareholders' Deficiency -
                Six months ended June 30, 2003 (Unaudited) ........................................ 4
             Condensed Consolidated Statements of Cash Flows -
                Six months ended June 30, 2003 and 2002 (Unaudited) ............................... 5
             Notes to Unaudited Condensed Consolidated Financial Statements ....................... 6

Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ...............................................22

Item 3.      Quantitative and Qualitative Disclosures about Market Risk ...........................32

Item 4.      Controls and Procedures...............................................................33


PART II.     OTHER INFORMATION
------------------------------

Item 1.      Legal Proceedings.....................................................................34

Item 2.      Changes In Securities and Use of Proceeds.............................................41

Item 6.      Exhibits and Reports on Form 8-K .....................................................42

SIGNATURES........................................................................................ 43
----------





                            ATX Communications, Inc.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                                   June 30, 2003         December 31, 2002
                                                                               -----------------------------------------------
                                                                                    (Unaudited)              (See Note)

Assets
Current assets:
  Cash and cash equivalents                                                                $ 6,235,000             $ 9,959,000
  Accounts receivable-trade, less allowance for doubtful
     accounts of  $9,122,000 (2003) and $8,755,000 (2002)                                   32,412,000              35,150,000
  Due from NTL Incorporated                                                                    948,000               1,120,000
  Other                                                                                      4,752,000               4,845,000
                                                                               -----------------------------------------------
Total current assets                                                                        44,347,000              51,074,000
Fixed assets, net                                                                           32,758,000              37,861,000
Goodwill                                                                                    79,558,000              79,558,000
Other, net of accumulated amortization of
     $2,423,000 (2003) and $1,871,000 (2002)                                                 9,368,000              10,570,000
                                                                               -----------------------------------------------
                                                                                         $ 166,031,000           $ 179,063,000
                                                                               ===============================================

Liabilities and shareholders' deficiency
Current liabilities:
  Accounts payable                                                                       $ 64,380,000             $ 65,799,000
  Accrued expenses                                                                         54,840,000               53,060,000
  Current portion of long-term debt, less unamortized discount                              8,271,000                1,512,000
  Current portion of capital lease obligations                                              8,866,000                9,534,000
  Deferred revenue                                                                         19,208,000               21,928,000
                                                                               -----------------------------------------------
Total current liabilities                                                                 155,565,000              151,833,000
Long-term debt, less unamortized discount                                                 140,741,000              145,809,000
Notes payable to NTL Incorporated, less unamortized discount                               18,617,000               17,632,000

Commitments and contingent liabilities

Shareholders' deficiency:
Preferred stock-- $.01 par value, authorized
     10,000,000 shares; issued and outstanding none                                                 --                      --
Common stock-- $.01 par value, authorized 250,000,000
     shares; issued 30,000,000 shares; outstanding
     29,967,000 shares (2003) and 29,667,000 shares (2002)                                    300,000                  300,000
Additional paid-in capital                                                              1,030,044,000            1,030,613,000
Deficit                                                                                (1,179,163,000)          (1,166,389,000)
                                                                               -----------------------------------------------

                                                                                         (148,819,000)           (135,476,000)
Treasury stock at cost, 33,000 shares (2003) and 333,000 shares (2002)
                                                                                              (73,000)               (735,000)
                                                                               -----------------------------------------------
                                                                                         (148,892,000)           (136,211,000)
                                                                               -----------------------------------------------
                                                                                        $ 166,031,000           $ 179,063,000
                                                                               ===============================================

Note: The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date.

                             See accompanying notes.


                                       2


                            ATX Communications, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                     2003               2002                 2003                2002
                                              --------------------------------------   ---------------------------------------

Revenues                                          $ 71,934,000        $ 75,209,000        $  142,893,000     $  149,520,000

Costs and expenses
Operating                                           45,939,000          48,758,000            91,899,000         96,796,000
Selling, general and administrative                 20,054,000          20,224,000            39,629,000         42,537,000
Corporate                                            1,826,000           1,616,000             3,923,000          3,314,000
Recapitalization costs                                      --           4,270,000                   --           5,452,000
Other charges                                          293,000                  --               293,000                 --
Depreciation                                         6,034,000           9,140,000             9,799,000         18,021,000
Amortization                                                --              83,000                    --            167,000
                                              --------------------------------------   ---------------------------------------
                                                    74,146,000          84,091,000           145,543,000        166,287,000
                                              --------------------------------------   ---------------------------------------
Operating loss                                      (2,212,000)         (8,882,000)           (2,650,000)       (16,767,000)

Other expenses
Interest expense and other, net                     (5,613,000)         (3,637,000)          (10,124,000)        (7,406,000)
                                              --------------------------------------   ---------------------------------------
Net loss                                          $ (7,825,000)      $ (12,519,000)         $(12,774,000)      $(24,173,000)
                                              ======================================   =======================================

Basic and diluted net loss per share              $      (0.26)      $       (0.42)         $      (0.43)      $      (0.81)
                                              ======================================   =======================================


Weighted average number of shares                    29,734,000          30,000,000           29,700,000         30,000,000
                                              ======================================   =======================================

                             See accompanying notes.






                                                          ATX Communications, Inc.

                                          Condensed Consolidated Statement of Shareholders' Deficiency
                                                                  (Unaudited)



                                            Common Stock             Additional                                 Treasury Stock
                                     ---------------------------                                         ---------------------------
                                       Shares          Par        Paid-In Capital         Deficit            Shares         Amount
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 2002            30,000,000  $     300,000    $ 1,030,613,000   $  (1,166,389,000)  $  333,000   $  (735,000)
Issuance of Shares from Treasury              --             --          (569,000)                  --     (300,000)      662,000
Net loss                                      --             --               --           (12,774,000)          --            --
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 2003                 30,000,000   $   300,000    $ 1,030,044,000   $  (1,179,163,000)  $   33,000   $   (73,000)
                                     ===============================================================================================

                                                                     See accompanying notes.




                            ATX Communications, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    2003                  2002
                                                                            -------------------------------------------


Net cash provided by operating activities                                          $  1,380,000          $  1,126,000
Investing activities
Purchase of fixed assets                                                             (4,728,000)           (5,448,000)
                                                                            -------------------------------------------
Net cash used in investing activities                                                (4,728,000)           (5,448,000)

Financing activities
Principal payments of capital lease obligations                                        (376,000)             (292,000)
                                                                            -------------------------------------------
Net cash used in financing activities                                                  (376,000)             (292,000)
                                                                            -------------------------------------------
Decrease in cash and cash equivalents                                                (3,724,000)           (4,614,000)
Cash and cash equivalents at beginning of period                                      9,959,000            24,966,000
                                                                            -------------------------------------------
Cash and cash equivalents at end of period                                         $  6,235,000         $  20,352,000
                                                                            ===========================================

Supplemental disclosure of cash flow information
  Cash paid for interest                                                           $  1,672,000          $  5,463,000
                                                                            ===========================================

Supplemental schedule of non-cash investing activities
  Liabilities incurred to acquire fixed assets                                      $    32,000           $   293,000
                                                                            ===========================================


                             See accompanying notes.


                            ATX Communications, Inc.

            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission, known as the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in
Item 8 of ATX Communications, Inc.'s annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts have been reclassified to conform to the 2003 presentation.

Note 2. ATX Recapitalization

In July 2002, ATX Communications, Inc., referred to herein as ATX or the Company, completed a recapitalization, which began in December 2001. Pursuant to the terms of the recapitalization, the Company eliminated approximately $600 million of debt and preferred stock and more than $100 million of other liabilities and future obligations. The Company incurred additional costs, which consist primarily of employee incentives, legal fees, accounting fees and printing fees, in connection with the recapitalization of $4,270,000 and $5,452,000, respectively, during the three and six months ended June 30, 2002.

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

Operating costs includes direct costs of sales and network costs. Direct costs of sales include the costs directly incurred primarily with other telecommunications carriers in order to render services to customers. Network costs include the costs of fiber and access, points of presence, repairs and maintenance, rent, utilities and property taxes of the telephone, Internet and data network, as well as salaries and related expenses of network personnel.

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


                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                              -----------------------------------------------------------------------
                                                    2003              2002               2003             2002
                                              -----------------------------------------------------------------------
Net loss-- as reported                        $     (7,825,000) $   (12,519,000)  $   (12,774,000) $     (24,173,000)
Stock based compensation expenses
  under SFAS No. 123                                  (907,000)        (895,000)       (1,807,000)        (1,790,000)
                                              -----------------------------------------------------------------------
Pro forma net loss                                  (8,732,000)     (13,414,000)      (14,581,000)       (25,963,000)
                                              =======================================================================

Basic and diluted per share information:
Net loss-- as reported                        $          (0.26)     $     (0.42)  $        (0.43)  $            (.81)
Stock based compensation expenses
  under SFAS No. 123                                     (0.03)           (0.03)           (0.06)               (.06)
                                              -----------------------------------------------------------------------
Pro forma net loss per share                  $          (0.29)     $     (0.45)  $        (0.49)  $            (.87)
                                              =======================================================================


                                       8

                            ATX Communications, Inc.

      Notes to the Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Note 4. Revenues

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                   2003              2002              2003              2002
                                              -----------------------------------------------------------------------
Local exchange services                          $ 22,672,000       $ 20,787,000     $ 45,266,000        $ 43,005,000
Internet, data and web-related services            20,934,000         22,931,000       41,896,000          46,375,000
Toll-related telephony services                    18,086,000         18,221,000       36,117,000          35,910,000
Other (a)                                          10,242,000         13,270,000       19,614,000          24,230,000
                                              -----------------------------------------------------------------------
                                                 $ 71,934,000       $ 75,209,000  $   142,893,000  $     149,520,000
                                              =======================================================================

(a) Other includes carrier access billing, reciprocal compensation, wireless, paging and information services.


Note 5. Fixed Assets

Fixed assets consist of:

                                                                           June 30,         December 31,
                                                                            2003               2002
                                                                       -----------------------------------
   Operating equipment.................................................   $ 33,018,000  $      30,204,000
   Computer hardware and software......................................      8,749,000          6,929,000
   Other equipment.....................................................      5,903,000          5,634,000
   Construction-in-progress............................................        130,000            337,000
                                                                       -----------------------------------
                                                                            47,800,000         43,104,000
                                                                       -----------------------------------
   Accumulated depreciation............................................    (15,042,000)        (5,243,000)
                                                                       -----------------------------------
                                                                         $  32,758,000  $      37,861,000
                                                                       ===================================


                            ATX Communications, Inc.

                                   (Unaudited)

Note 6. Accrued Expenses

Accrued expenses consist of:

                                                                              June 30,            December 31,
                                                                         ------------------------------------------
                                                                                2003                  2002
                                                                         ------------------------------------------
Toll and interconnect....................................................     $22,503,000           $23,016,000
Taxes, including income taxes............................................      10,549,000            11,473,000
Payroll and related......................................................       6,514,000             6,431,000
Accrued interest.........................................................       5,824,000               797,000
Other....................................................................       5,141,000             5,616,000
Reorganization costs.....................................................       3,386,000             4,542,000
Professional fees........................................................         923,000             1,185,000
                                                                         ------------------------------------------
                                                                              $54,840,000     $      53,060,000
                                                                         ==========================================

Note 7. Long-Term Debt

Long-term debt consists of:

                                                                               June 30,            December 31,
                                                                         ------------------------------------------
                                                                                 2003                  2002
                                                                         ------------------------------------------
Senior  secured  credit   facility,   less   unamortized   discount  of
  $9,509,000  (2003) and $10,291,000 (2002)...............................      $146,591,000    $   145,809,000
6%  Convertible   Notes,   less  unamortized   discount  of  $1,937,000
  (2003) $2,846,000 (2002)................................................         2,421,000          1,512,000
                                                                         ------------------------------------------
                                                                                 149,012,000        147,321,000
   Less current portion..................................................         (8,271,000)        (1,512,000)
                                                                         ------------------------------------------
                                                                                $140,741,000    $   145,809,000
                                                                         ==========================================

The Company's consolidated balance sheet includes CCL Historical, Inc.'s, 6% Convertible Subordinated Notes. These notes are obligations of CCL Historical, Inc., referred to herein as CCL, and do not represent obligations of the Company or any of its other subsidiaries. The semi-annual interest payments that were due under the outstanding notes since April 1, 2002 have not been made and CCL is in default under these notes. As such, the notes and the accrued interest thereon are currently due and payable in full.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 7. Long-Term Debt (continued)

On March 31, 2003, the Company entered into an amendment to its senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003, and ending on February 2, 2004, during which time the loans will accrue interest at a rate of 5.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum. As of June 30, 2003, this rate was 9.75%. In addition, the required principal payments originally scheduled for 2003, which totaled $1,950,000, were deferred to February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until January 31, 2004, and added other financial covenants, in order to better reflect the Company's current operations. The Company incurred deferred financing costs of $557,000, which consist primarily of legal and consulting fees, in connection with this amendment. These deferred financing costs will be amortized during the effective term of this amendment. The current portion of long-term debt includes principal payments due under the senior credit facility within one year.

All of the Company's subsidiaries have unconditionally guaranteed payment under the senior secured credit facility.

Note 8. Related Party Transactions

Some of the directors of the Company were or are officers or directors of NTL Incorporated, referred to herein as NTL. In April 2001, CCL and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At June 30, 2003 and December 31, 2002, the total amount of the notes outstanding, less the unamortized discount of $308,000 and $327,000, respectively, was $18,617,000 and 17,632,000, respectively. These notes are now held by NTL Europe, Inc.

Until 2002, NTL provided the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consisted of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which could not be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate estimated corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. For the three and six months ended June 30, 2002, NTL charged the Company $88,000 and $172,000, respectively, which is included in corporate expenses.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 8. Related Party Transactions (continued)

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. During the third quarter of 2002, the Company began recording the billings for these services as revenue. The Company recorded revenues for these billings, totaling $708,000 and $1,440,000, for the three and six months ended June 30, 2003. The Company historically recorded these billings as a reduction of selling, general and administrative expenses. Selling, general and administrative expenses were reduced by $254,000 and $566,000 for the three and six months ended June 30, 2002 for these billings.

In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to use certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The Company recorded the $12.8 million received as deferred revenue to be recognized over a period of three years, which was the estimated amount of time the Company expected to provide services under this arrangement. The Company recognized $1,069,000 of this revenue during each of the three-month periods ended June 30, 2003 and 2002 and recognized $2,137,000 during each of the six-month periods ended June 30, 2003 and 2002.

The Company leases office space and a network facility from entities controlled by an individual who owns 34% of the outstanding shares of the Company's common stock. Rent expense for these leases was approximately $418,000 and $450,000 for the three months ended June 30, 2003 and 2002 and approximately $836,000 and $900,000 for the six months ended June 30, 2003 and 2002, respectively.

The Company engaged B/G Enterprises, LLC, a company affiliated with a director of the Company, to provide travel related services. The cost of these services totaled $81,000 during the six months ended June 30, 2003.

Note 9. Other Charges

During June 2003, the Company paid $200,000 in cash and issued 300,000 shares of common stock, valued at $93,000, from its treasury in consideration for settlement of certain legal matters. The Company has recorded these costs in other charges for the three and six-month periods ended June 30, 2003.

Note 10. Reorganization Costs

The Company recorded no reorganization costs during the first six months of 2003. In 2001, the Company announced that it was taking actions to reorganize, re-size and reduce operating costs and create greater operating efficiencies. The major actions involved in the 2001 reorganization included: (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) agreements with vendors to reduce or eliminate purchase commitments. Charges for these actions included lease exit costs and agreement termination charges. All of these actions were completed during 2002 and the remaining liability is expected to be paid through 2005.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 10. Reorganization Costs (continued)

The Company utilized $1,156,000 of accrued reorganization costs during the six months ended June 30, 2003. As of June 30, 2003, the Company's remaining accrued reorganization costs totaled $3,386,000 consisting primarily of accruals for agreement terminations.

Note 11. Commitments and Contingent Liabilities

As of June 30, 2003, the Company had purchase commitments of approximately $2,894,000 outstanding, all of which are due during 2003. Additionally, the Company had standby letters of credit of approximately $2,704,000 outstanding as of June 30, 2003, which are fully collateralized by certificates of deposit.

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of technical and/or management personnel. Additionally, in light of the Company's ongoing litigation and other disputes with various local exchange carriers, some of whom the Company depends upon for certain services, from time to time, those carriers have and will likely continue to threaten service disruptions or terminations. Certain service disruptions or terminations, if actually implemented, could have a material adverse effect on the Company's business, finances and/or results of operations.

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

          On November 18, 2002, Verizon filed a motion to dismiss defendants' antitrust counterclaims, relying heavily on a decision by the United States Court of Appeals for the 7th Circuit in Goldwasser vs. Ameritech Corp., 222 F.3d 390 (7th Cir. 2000) dismissing antitrust claims brought on behalf of a class of consumers who had purchased services from Ameritech in Illinois. On January 9, 2003, the defendants filed their opposition to Verizon's motion, noting not only that the Goldwasser case is distinguishable from the defendants' antitrust claims, but also that the appellate court's rationale in Goldwasser had been effectively repudiated by the appellate courts of the 2nd and 11th circuits, as well as by a federal trial court in the antitrust claim raised by the Company against SBC/Ameritech in the United States District Court for the Northern District of Ohio.

          On March 20, 2003, the Court issued an order denying the parties' respective motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Offices of Curtis V. Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2003). By order of the Court issued May 6, 2003, the parties have been directed to proceed with discovery on all issues. The Company and its subsidiaries intend to pursue all available remedies and counterclaims and defend themselves vigorously; however, the Company and its subsidiaries cannot be certain how or when these matters will be resolved or of the outcome of the litigation.

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

     o By letter dated April 4, 2003, the Company received a notice from Verizon claiming that Verizon is owed approximately $8.4 million by one of its subsidiaries, CoreComm New York, Inc., for services allegedly purchased in the state of New York, including approximately $5.1 million of charges that Verizon contends were mistakenly credited to the accounts of CoreComm New York, Inc. in connection with the acquisition out of bankruptcy of certain assets of USN Communications, Inc. in May 1999. In response, CoreComm New York, Inc. challenged the accuracy of Verizon's figures and provided formal written notification that it was disputing Verizon's right to payment of the amounts specified in Verizon's April 4 letter. Subsequently, by letter dated June 24, 2003, Verizon made a demand for payment from CoreComm New York of approximately $6 million of alleged charges, including approximately $2.3 million of charges that have been disputed by CoreComm New York and are the subject of pending litigation between the parties in the federal case in Delaware, and threatening to implement an embargo on CoreComm New York's accounts if the requested payment was not received by July 25, 2003. In response, CoreComm New York challenged Verizon's right to proceed as threatened and Verizon implemented the embargo over CoreComm New York's objections. CoreComm New York intends to pursue this matter in its pending litigation with Verizon, but is not presently able to predict how or when this matter will be resolved. The operations of CoreComm New York do not represent a material component of the Company's revenue, profits or operations and the Company does not anticipate that an embargo of CoreComm New York's accounts will have a material adverse affect on its business, finances or results of operations.

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

          On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against SBC Corp., Ameritech Ohio and certain of their respective subsidiaries and affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation claims. On July 25, 2002, the Court issued a decision denying a motion to dismiss from Ameritech and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants. On January 21, 2003, CoreComm Newco amended its complaint to include the Company and other affiliates as additional claimants and to add additional allegations supporting its claims, and on February 17, 2003, SBC/Ameritech filed its answer to the amended complaint. On May 22, 2003, the parties entered into a stay agreement pursuant to which they agreed to jointly petition the Court to suspend the litigation in all respects, including all claims and counterclaims, until 15 calendar days after the United States Supreme Court issues its opinion in the Trinko case, or until further order of the Court. Pursuant to that agreement, the parties subsequently filed a joint motion for stay of the litigation, which was granted by the Court on June 19, 2003.

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

                            ATX Communications, Inc.

                                   (Unaudited)

Note 11. Commitments and Contingent Liabilities (continued)

     o On April 16, 2003, SBC Ohio (formerly known as SBC Ameritech Ohio) filed with the Public Utilities Commission of Ohio, known as the PUCO, a third supplement to its application for review of an order entered by a PUCO Hearing Examiner barring SBC Ohio from refusing to process new service orders from CoreComm Newco pending the resolution of various billing disputes at issue between the parties. Among other things, the April 16 supplement contends that the Hearing Examiner's entry provided CoreComm Newco with a competitive advantage by allowing it to withhold payment on approximately $8.7 million of alleged undisputed charges for local and collocation services in Ohio as of March 31, 2003. On May 2, 2003, CoreComm Newco submitted a reply to the April 16 supplement in which it disputed the accuracy of SBC Ohio's claims and explained that the outstanding balance of approximately $1.9 million is consistent with common practice considering SBC Ohio's billing problems and the numerous payment cycles at issue. On June 20, 2003 CoreComm Newco and the Company's operating subsidiaries in the states of Illinois, Michigan, Indiana and Wisconsin entered into a standstill agreement with SBC's operating subsidiaries in those states pursuant to which the parties agreed to refrain from taking certain actions against one another for a period of at least nine months while working to reconcile their respective accounts. Pursuant to that agreement, SBC Ohio asked the PUCO to place into abeyence its appeal of the Hearing Examiner's Entry for the duration of the nine month standstill. CoreComm Newco has already identified and lodged millions of dollars worth of billing and performance disputes and is continuing to identify charges that it believes are not properly owed to SBC Ohio. Should the PUCO litigation resume, CoreComm Newco intends to defend itself vigorously and to pursue all available remedies and counterclaims. However, it is not possible to predict the outcome of this matter at this time.

                            ATX Communications, Inc.

                                   (Unaudited)

     o By letters dated April 23, 2003 and April 25, 2003, SBC/Midwest demanded payment from certain of the Company's subsidiaries of approximately $9.5 million of alleged undisputed, past due charges for wholesale services allegedly provided to its operating subsidiaries in Illinois, Michigan, Indiana and Wisconsin, and threatened to pursue further collection activities against those entities. The letters regarding Michigan and Wisconsin requested that the recipients pay into escrow an unspecified sum for Michigan and approximately $135,240 for Wisconsin in connection with charges that SBC Midwest contends the Company's subsidiaries have disputed in those states. In response, the Company's subsidiaries notified SBC Midwest that they are disputing the accuracy of the figures set forth in its letters as well as its right to request an escrow deposit to cover disputed charges, and that they are prepared to engage in further discussions regarding the various amounts at issue. As noted above, on June 20, 2003, the Company's operating subsidiaries in Ohio, Illinois, Michigan, Indiana and Wisconsin entered into a standstill agreement with SBC's operating subsidiaries in those states pursuant to which the parties agreed to refrain from taking certain actions against one another for a period of nine months. The Company's subsidiaries intend to contest any charges that they believe are not properly owed and to vigorously pursue all claims and defend themselves against any collections action. However, the Company is not currently able to predict how or when these matters will be resolved or what amount, if any, will need to be paid at the time of resolution.

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

                            ATX Communications, Inc.

                                   (Unaudited)

Note 11. Commitments and Contingent Liabilities (continued)

          Subsequent to the filing of its initial complaint, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on the Company's business or operations. On April 23, 2003, GECC filed a motion for summary judgment asking the Court to rule in its favor, without the need for trial, that MegsINet, CCL and the Company breached their alleged contractual obligations to make required lease payments to GECC and awarding GECC damages in the amount of $9,100,053 plus attorneys' fees and interest. MegsINet, CCL and the Company have filed a consolidated opposition to that motion and oral argument on the matter was heard by the Court on August 6, 2003. The defendants do not believe that it would be appropriate for the Court to resolve this litigation through summary judgment as requested by GECC and they intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation. MegsINet does not represent a material component of the Company's revenue, profits or operations. All of the assets of the Company and its subsidiaries, including those of MegsINet, are subject to a first priority security interest in favor of the senior lenders under the $156 million senior credit facility.

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

                            ATX Communications, Inc.

                                   (Unaudited)

Note 11. Commitments and Contingent Liabilities (continued)

     o On September 24, 2002, GATX Technologies, Inc., known herein as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm-Voyager, Inc., an indirect wholly-owned subsidiary of the Company, seeking recovery of amounts allegedly owed under an equipment lease totaling approximately $150,000. On October 21, 2002, CoreComm-Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under an equipment lease. The Company has filed preliminary objections to 3Com's complaint on the basis that the Company is not a proper party to the dispute, and the Court has not yet ruled on those objections. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

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

     o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429, which has been accrued in the Company's consolidated financial statements. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible at this time to predict how this matter will be resolved.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 11. Commitments and Contingent Liabilities (continued)

     o On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. bankruptcy laws against the Company and certain of its subsidiaries seeking payment of an aggregate of approximately $859,514 in charges for interstate and intrastate switched access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. On April 7, 2003, Focal filed a motion for summary adjudication for services allegedly provided to the Company's subsidiaries operating in Illinois, and these subsidiaries filed an opposition to that motion challenging the validity of Focal's charges as well as its right to summary adjudication of the issues. On August 8, 2003, the bankruptcy court issued a Report and Recommendation finding that Focal's action is a "non-core" proceeding and issuing an advisory opinion to the U.S. District Court for the District of Delaware recommending that summary judgment be granted in favor of Focal against the Company's operating subsidiaries in the aggregate amount of $134,376. The Defendants believe that the recommendation reached by the bankruptcy court is erroneous and the defendants intend to file objections to the bankruptcy court's report and recommendation with the District Court. In addition, the defendants intend to seek a stay from the bankruptcy court of the pending summary adjudication motions for services allegedly provided to the Company's subsidiaries operating in Pennsylvania, Delaware and New York. Although the Company and its subsidiaries continue to believe that they have meritorious defenses and arguments on appeal, it is not possible at this time to predict how or when these matters will be resolved.

     o On January 3, 2003, the Company and its indirect subsidiary, MegsINet, Inc., filed a complaint against Broadwing in the U.S. District Court for the Eastern District of Pennsylvania seeking the return of approximately $700,000 in taxes billed by Broadwing in alleged violation of two Master Service Agreements. The Court issued an order referring the matter to arbitration pursuant to the terms of the contract between MegsINet and Broadwing. A schedule for the arbitration has not yet been established.

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

Three Months Ended June 30, 2003 and 2002

The  decrease  in  revenues  to  $71,934,000   from   $75,209,000  is  primarily
attributable to a decrease in Internet access services and other revenue partially offset by an increase in local exchange revenue.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $45,939,000 from $48,758,000 due to a decrease in costs as a result of optimization of our network and facilities and reduced headcount.

Selling, general and administrative expenses decreased to $20,054,000 from $20,224,000 due to a decrease in costs as a result of reduced headcount and a reduction of our facilities.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $1,826,000 from $1,616,000 due to increased costs incurred for strategic planning and other corporate activities.

During the three months ended June 30, 2002, we incurred additional costs of $4,270,000, in connection with our recapitalization, which consisted primarily of employee incentives, legal fees, accounting fees and printing fees.

During the three months ended June 30, 2003, we incurred other charges of $293,000, which consist of settlement costs related to legal matters.

Depreciation expense decreased to $6,034,000 from $9,140,000 primarily as a result of the reduction in the carrying value of our fixed assets during the fourth quarter of 2002 as determined by fair value analysis performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Amortization expense has been eliminated due to the reduction in the carrying value of our intangible assets as determined by a fair value analysis performed on October 1, 2002 in accordance with SFAS No. 144.

Interest expense and other increased to $5,613,000 from $3,637,000 primarily due to the net effect of an increase in the effective interest rate on our senior secured credit facility and the amortization of debt discount associated with CCL's 6% Convertible Subordinated Notes. The effective interest rate on our senior secured credit facility during the three months ended June 30, 2003 and 2002 was 9.75% and 6.75%, respectively.

Six Months Ended June 30, 2003 and 2002

The decrease in revenues to $142,893,000 from $149,520,000 is primarily attributable to a decrease in Internet access services and other revenue partially offset by an increase in local exchange revenue.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $91,899,000 from $96,796,000 due to a decrease in costs as a result of optimization of our network and facilities and reduced headcount.

Selling, general and administrative expenses decreased to $39,629,000 from $42,537,000 due to a decrease in costs as a result of reduced headcount and a reduction of our facilities.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $3,923,000 from $3,314,000 due to increased costs incurred for strategic planning and other corporate activities.

During the six months ended June 30, 2002, we incurred additional costs of $5,452,000, in connection with our recapitalization, which consisted primarily of employee incentives, legal fees, accounting fees and printing fees.

During the six months ended June 30, 2003, we incurred other charges of $293,000, which consist of settlement costs related to legal matters.

Depreciation expense decreased to $9,799,000 from $18,021,000 primarily as a result of the reduction in the carrying value of our fixed assets during the fourth quarter of 2002 as determined by fair value analysis performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Amortization expense has been eliminated due to the reduction in the carrying value of our intangible assets as determined by a fair value analysis performed on October 1, 2002 in accordance with SFAS No. 144.

Interest expense and other increased to $10,124,000 from $7,406,000, primarily due to the net effect of an increase in the effective interest rate on our senior secured credit facility and the amortization of debt discount associated with CCL's 6% Convertible Subordinated Notes. The effective interest rate on our senior secured credit facility during the six months ended June 30, 2003 and 2002 was 8.37% and 6.80%, respectively.

Liquidity and Capital Resources

Based on our current business plan, we anticipate that we will have sufficient cash and cash equivalents on hand to fund our operations, capital expenditures and debt service for the remainder of 2003. Our ability to raise additional capital in the future will be dependent on a number of factors, such as our results of operations, the amount of our indebtedness, and also general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forgo business opportunities or take other actions, each of which could adversely affect our business, results of operations and financial condition. In addition, we are also involved in litigation, which if resolved unfavorably to us, could have a material adverse effect on our business, financial condition and results of operations, including our ability to fund our operations.

As of June 30, 2003, we had long-term debt, which consisted of a $156.1 million senior secured credit facility, approximately $18.9 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011 and approximately $8.9 million of capital leases. In addition, as of June 30, 2003, CCL had $4.4 million of 6% Convertible Subordinated Notes outstanding.

On March 31, 2003, we entered into an amendment to our senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 and ending on February 2, 2004, during which time the loans are accruing interest at prime plus 5.5% (9.75% at June 30, 2003). In addition, the required principal payments originally scheduled for 2003, which totaled $1.95 million, were deferred until February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until February 2, 2004, and also added other financial and operating covenants during 2003, in order to better reflect our current operations. As of June 30, 2003, we are in compliance with all of the required ratios and covenants contained in our agreement. We intend to utilize the increased liquidity afforded by the amendment to invest in several areas of our core operations. In addition, during this period, we intend to seek and consider strategic alternatives in order to reduce our overall indebtedness, including amounts under the senior secured credit facility. Such strategic alternatives may include, among other things, debt or equity financings or refinancings, recapitalizations, restructurings, mergers and acquisitions or other transactions. It is likely that any of such transactions, if implemented, would result in material dilution to common stockholders.

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

Taking the amendment into effect, debt service on the senior secured credit facility includes approximately $1.7 million in cash interest expense paid in 2003, $23.0 million due in 2004 and $8.6 million due in 2005, on an annualized basis, based on current interest rates, as well as quarterly amortization and principal reductions which total $0 in 2003, $11.7 million in 2004, and $25.4 million in 2005. The 10.75% Unsecured Convertible PIK Notes due 2011 have no cash interest payments, and are not due until 2011. As of June 30, 2003, our current liabilities exceed our current assets by approximately $111 million.

Under our current business plan, capital expenditures remain significantly reduced from their historical levels. Total actual capital expenditures for the six months ended June 30, 2003, described as cash used to purchase fixed assets in our cash flow statement, were approximately $4.7 million. According to our current plans, capital expenditures are expected to be approximately $4.2 million during the remainder of 2003, $8.9 million in 2004, and $10.2 million in 2005. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.

For the first six months of 2003, cash provided by operating activities was approximately $1.4 million. If we are unable to continue to generate cash from operations and/or raise additional financing, it may affect our ability to meet our cash requirements, which may have an adverse affect on us, and potentially our viability as an ongoing business.

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

     (b)  we will  prevail in our  material  litigation  matters as described in
          Note 11 to the condensed consolidated financial statements;

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

The following table shows our aggregate cash interest expense and principal payments on our existing long-term debt, anticipated capital expenditures, payments on capital leases and other debt, as well as the sources of funds that we expect to use to meet these cash requirements through 2005.


                                    Six Months          For the Year Ended
                                  Ended December 31,       December 31,
                                 ------------------- ----------------------
                                       2003             2004         2005               Source of Funds
                                 ----------------- --------- ------------ ---------------------------------------------
                                              (in millions)
Cash   interest    expense   on       $ 0.5          $ 23.3  $       8.9  For 2003: cash and cash  equivalents on hand
  existing long-term debt (1)                                             and  cash  from  operations;  for  2004  and
                                                                          2005:  cash  and cash  equivalents  on hand,
                                                                          cash  from   operations  and,  if  required,
                                                                          refinancing  or other  sources of  financing
                                                                          (4)

Estimated  capital                     4.2              8.9         10.2  Cash and cash  equivalents  on hand and cash
  expenditures (2)                                                        from operations

Principal payments on existing          -                                 Cash and  cash  equivalents  on  hand,  cash
  long-term debt (3)                                   11.7         25.4  from    operations    and,   if    required,
                                                                          refinancing  or other  sources of financing.
                                                                          (4)

Payments on Capital Leases             8.9                -            -  Approximately  $8.0 million of these capital
                                                                          leases  are  obligations  of our  subsidiary
                                                                          MegsINet  Internet,  Inc.  and  are  not our
                                                                          obligations.  The  source  of funds  for the
                                                                          remaining    amounts:    cash    and    cash
                                                                          equivalents    on   hand   and   cash   from
                                                                          operations (5)
                                 ----------------- --------- ------------
                                      $13.6          $ 43.9       $ 44.5
                                 ================= ========= ============

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

(5) Approximately $8.0 million of the capital lease and other debt obligations of MegsINet Internet, Inc. are the subject of current litigation, as described in Part II, Item I of this Quarterly Report on Form 10-Q entitled "Legal Proceedings."

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

The following table includes aggregate information about our contractual obligations as of June 30, 2003 and the periods in which payments are due:


                                                                          Payments Due by Period
                                                     -----------------------------------------------------------------
                                                                    Less than      1-3          4-5        After 5
Contractual Obligations                                 Total        1 Year       Years        Years        Years
----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Long-Term Debt (1)                                   $    179,383     $ 10,208   $  44,850    $  85,800     $  38,525
Capital Lease Obligations                                   8,866        8,866           -            -             -
Operating Lease Obligations                                23,594        5,283       9,607        6,473         2,231
Unconditional Purchase Obligations                              -            -           -            -             -
Other Long-Term Obligations....                                 -            -           -            -             -
                                                     -----------------------------------------------------------------
Total Contractual Cash Obligations                      $ 211,843     $ 24,357    $ 54,457     $ 92,273      $ 40,756
                                                     =================================================================

(1) Long-term debt includes the senior secured credit facility of $156,100,000, 10.75% Unsecured Convertible PIK Notes due April 2011 of $18,925,000 including accrued PIK interest, and CCL's 6% Convertible Subordinated Notes due 2006 of $4,358,000. The Convertible Subordinated Notes due 2006 of $4,358,000 have been reflected as due in less than one year because CCL is currently in default of this obligation.

The following table includes aggregate information about our commercial commitments as of June 30, 2003 and the periods in which payments are due. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                                                                Amount of Commitment Expiration Per Period
                                                     ------------------------------------------------------------------
                                                                    Less than 1      1 - 3       4 - 5       Over 5
Other Commercial Commitments                             Total          Year         Years       Years        Years
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Guarantees                                                     $ -           $ -          $ -         $ -          $ -
Lines of Credit                                                  -             -            -           -            -
Standby Letters of Credit                                    2,704         2,704            -           -            -
Standby Repurchase Obligations                                   -             -            -           -            -
Other Commercial Commitments                                 2,894         2,894            -           -            -
                                                     -----------------------------------------------------------------
Total Commercial Commitments                               $ 5,598    $    5,598          $ -         $ -          $ -
                                                     =================================================================


Consolidated Statement of Cash Flows

For the six months ended June 30, 2003, cash provided by operating activities increased to $1,380,000 from $1,126,000 for the six months ended June 30, 2002. The change in cash provided by operating activities is primarily due to changes in our operating assets and liabilities.

For the six months ended June 30, 2003, cash used to purchase fixed assets decreased to $4,728,000 from $5,448,000 for the six months ended June 30, 2002, which reflects decreased purchases of operating equipment.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "projects," "positioned," "strategy," "targeted" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, without limitation, the following: the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; the ability to remain in compliance with all required ratios and covenants contained in agreements governing its outstanding indebtedness; the Company's ability to identify or implement one or more strategic alternatives to reduce the Company's indebtedness; the ability of the Company to generate sufficient cash to fund its interest and principal payments when such payments become due; potential adverse developments with respect to the Company's liquidity or results of operations; the ability to fund and execute its business plan; the ability of the Company to continue as a going concern; potential adverse developments resulting from litigation; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate fluctuations and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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

                            Interest Rate Sensitivity
                               As of June 30, 2003

                      Principal Amount by Expected Maturity
                              Average Interest Rate



                          July 1, 2003
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
                          ---------------------------------------------------------------------------------------------

 Long-term debt,
  including current
  portion:
 Fixed rate               $   4,358           $--        $--        $--        $--     $46,909(a)  $51,267      $ - (c)
 Average interest rate         6.00%                                                     10.75%
 Variable rate            $      --         $11,700  $25,350    $50,700     $39,000    $29,350    $156,100      $ - (c)

 Average interest rate
                          Base rate      Libor +    Libor +    Libor +    Libor +    Libor +
                          + 5.5%(b)      4.5% or    4.5% or    4.5% or    4.5% or    4.5% or
                                         base rate  base rate  base rate  Base rate  base rate
                                         + 3.5%(b)  + 3.5%     + 3.5%     + 3.5%     + 3.5%

     (a) Represents the value at maturity of 10.75% Unsecured Convertible PIK Notes due April 2011.
     (b) On March 31, 2003, we entered into an amendment to our senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 and ending on February 2, 2004, during which time the loans will accrue interest at the base rate plus 5.5%.
     (c)  Amounts not determinable.

ITEM 4.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls - Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Through our various operating subsidiaries, we purchase goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. Our subsidiaries also provide goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject us to costly litigation and the diversion of technical and/or management personnel. Additionally, in light of our ongoing litigation and other disputes with various local exchange carriers, some of whom we depend upon for certain services, from time to time, those carriers have and will likely continue to threaten service disruptions or terminations. Certain service disruptions or terminations, if actually implemented, could have a material adverse effect on our business. Additionally, liabilities from litigation that are not covered by insurance or that exceed such coverage could have a material adverse effect on our business, finances and/or results of operations.

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

          On November 18, 2002, Verizon filed a motion to dismiss defendants' antitrust counterclaims, relying heavily on a decision by the United States Court of Appeals for the 7th Circuit in Goldwasser vs. Ameritech Corp., 222 F.3d 390 (7th Cir. 2000) dismissing antitrust claims brought on behalf of a class of consumers who had purchased services from Ameritech in Illinois. On January 9, 2003, the defendants filed their opposition to Verizon's motion, noting not only that the Goldwasser case is distinguishable from the defendants' antitrust claims, but also that the appellate court's rationale in Goldwasser had been effectively repudiated by the appellate courts of the 2nd and 11th circuits, as well as by a federal trial court in the antitrust claim raised by us against SBC/Ameritech in the United States District Court for the Northern District of Ohio.

          On March 20, 2003, the Court issued an order denying the parties' respective motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Offices of Curtis V. Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2003). By order of the Court issued May 6, 2003, the parties have been directed to proceed with discovery on all issues. We and our subsidiaries intend to pursue all available remedies and counterclaims and defend ourselves vigorously; however, we and our subsidiaries cannot be certain how or when these matters will be resolved or of the outcome of the litigation.

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

     o By letter dated April 4, 2003, we received a notice from Verizon claiming that Verizon is owed approximately $8.4 million by one of our subsidiaries, CoreComm New York, Inc., for services allegedly purchased in the state of New York, including approximately $5.1 million of charges that Verizon contends were mistakenly credited to the accounts of CoreComm New York, Inc. in connection with the acquisition out of bankruptcy of certain assets of USN Communications, Inc. in May 1999. In response, CoreComm New York, Inc. challenged the accuracy of Verizon's figures and provided formal written notification that it was disputing Verizon's right to payment of the amounts specified in Verizon's April 4 letter. Subsequently, by letter dated June 24, 2003, Verizon made a demand for payment from CoreComm New York of approximately $6 million of alleged charges, including approximately $2.3 million of charges that have been disputed by CoreComm New York and are the subject of pending litigation between the parties in the federal case in Delaware, and threatening to implement an embargo on CoreComm New York's accounts if the requested payment was not received by July 25, 2003. In response, CoreComm New York challenged Verizon's right to proceed as threatened and Verizon implemented the embargo over CoreComm New York's objections. CoreComm New York intends to pursue this matter in its pending litigation with Verizon, but is not presently able to predict how or when this matter will be resolved. The operations of CoreComm New York do not represent a material component of our revenue, profits or operations and we do not anticipate that an embargo of CoreComm New York's accounts will have a material adverse affect on our business, finances or results of operations.

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

          On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against SBC Corp., Ameritech Ohio and certain of their respective subsidiaries and affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation claims. On July 25, 2002, the district Court issued a decision denying a motion to dismiss from Ameritech and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants. On January 21, 2003, CoreComm Newco amended its complaint to include the Company and other affiliates as additional claimants and to add additional allegations supporting its claims, and on February 17, 2003, SBC/Ameritech filed its answer to the amended complaint. On May 22, 2003, the parties entered into a stay agreement pursuant to which they agreed to jointly petition the Court to suspend the litigation in all respects, including all claims and counterclaims, until 15 calendar days after the United States Supreme Court issues its opinion in the Trinko case, or until further order of the Court. Pursuant to that agreement, the parties subsequently filed a joint motion for stay of the litigation, which was granted by the Court on June 19, 2003.

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

     o On April 16, 2003, SBC Ohio (formerly known as SBC Ameritech Ohio) filed with the Public Utilities Commission of Ohio, known as the PUCO, a third supplement to its application for review of an order entered by a PUCO Hearing Examiner barring SBC Ohio from refusing to process new service orders from CoreComm Newco pending the resolution of various billing disputes at issue between the parties. Among other things, the April 16 supplement contends that the Hearing Examiner's entry provided CoreComm Newco with a competitive advantage by allowing it to withhold payment on approximately $8.7 million of alleged undisputed charges for local and collocation services in Ohio as of March 31, 2003. On May 2, 2003, CoreComm Newco submitted a reply to the April 16 supplement in which it disputed the accuracy of SBC Ohio's claims and explained that the outstanding balance of approximately $1.9 million is consistent with common practice considering SBC Ohio's billing problems and the numerous payment cycles at issue. On June 20, 2003 CoreComm Newco and our operating subsidiaries in the states of Illinois, Michigan, Indiana and Wisconsin entered into a standstill agreement with SBC's operating subsidiaries in those states pursuant to which the parties agreed to refrain from taking certain actions against one another for a period of at least nine months while working to reconcile their respective accounts. Pursuant to that agreement, SBC Ohio asked the PUCO to place into abeyence its appeal of the Hearing Examiner's Entry for the duration of the nine month standstill. CoreComm Newco has already identified and lodged millions of dollars worth of billing and performance disputes and is continuing to identify charges that it believes are not properly owed to SBC Ohio. Should the PUCO litigation resume, CoreComm Newco intends to defend itself vigorously and to pursue all available remedies and counterclaims. However, it is not possible to predict the outcome of this matter at this time.

     o By letters dated April 23, 2003 and April 25, 2003, SBC/Midwest demanded payment from certain of the Company's subsidiaries approximately $9.5 million of alleged undisputed, past due charges for wholesale services allegedly provided to our operating subsidiaries in Illinois, Michigan, Indiana and Wisconsin, and threatened to pursue further collection activities against those entities. The letters regarding Michigan and Wisconsin requested that the recipients pay into escrow an unspecified sum for Michigan and approximately $135,240 for Wisconsin in connection with charges that SBC Midwest contends our subsidiaries have disputed in those states. In response, our subsidiaries notified SBC Midwest that they are disputing the accuracy of the figures set forth in its letters as well as its right to request an escrow deposit to cover disputed charges, and that they are prepared to engage in further discussions regarding the various amounts at issue. As noted above, on June 20, 2003, our operating subsidiaries in Ohio, Illinois, Michigan, Indiana and Wisconsin entered into a standstill agreement with SBC's operating subsidiaries in those states pursuant to which the parties agreed to refrain from taking certain actions against one another for a period of nine months. Our subsidiaries intend to contest any charges that they believe are not properly owed and to vigorously pursue all claims and defend themselves against any collections action. However, we are not currently able to predict how or when these matters will be resolved or what amount, if any, will need to be paid at the time of resolution.

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

          Subsequent to the filing of its initial complaint, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and us seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on our business or operations. On April 23, 2003, GECC filed a motion for summary judgment asking the Court to rule in its favor, without the need for trial, that MegsINet, CCL and ATX breached their alleged contractual obligations to make required lease payments to GECC and awarding GECC damages in the amount of $9,100,053 plus attorneys' fees and interest. MegsINet, CCL and us have filed a consolidated opposition to that motion and oral argument on the matter was heard by the Court on August 6, 2003. The defendants do not believe that it would be appropriate for the court to resolve this litigation through summary judgment as requested by GECC and they intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation. MegsINet does not represent a material component of our revenue, profits or operations. All of our assets and those of our subsidiaries, including those of MegsINet, are subject to a first priority security interest in favor the senior lenders under the $156 million Senior Credit Facility.

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

     o On September 24, 2002, GATX Technologies, Inc., known herein as GATX, filed an action in the Thirteenth Judicial Circuit in Florida against CoreComm-Voyager, Inc., an indirect wholly-owned subsidiary of ours, seeking recovery of amounts allegedly owed under an equipment lease totaling approximately $150,000. On October 21, 2002, CoreComm-Voyager moved to dismiss GATX's action for lack of jurisdiction. The motion is now pending with the Court. On October 28, 2002, 3Com Corporation, known as 3Com, filed an action against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania seeking payment of approximately $900,000 under an equipment lease. We have filed preliminary objections to 3Com's complaint on the basis that we are not a proper party to the dispute, and the Court has not yet ruled on those objections. Should either action proceed further, the defendants will defend themselves vigorously and pursue all available claims. However, it is not possible at this time to predict how or when either of these matters will be resolved.

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

     o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to our alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, we have been assessed sales and use tax for the period at issue in the amount of $631,429, which has been accrued in our consolidated financial statements. On July 8, 2002, we filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. We believe that we have meritorious defenses and that the assessment should be reduced; however it is not possible at this time to predict how this matter will be resolved

     o On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. bankruptcy laws against us and certain of our subsidiaries seeking payment of an aggregate of approximately $859,514 in charges for interstate and intrastate switched access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. On April 7, 2003, Focal filed a motion for summary adjudication for services allegedly provided to our subsidiaries operating in Illinois, and these subsidiaries filed an opposition to that motion challenging the validity of Focal's charges as well as its right to summary adjudication of the issues. On August 8, 2003, the bankruptcy court issued a Report and Recommendation finding that Focal's action is a "non-core" proceeding and issuing an advisory opinion to the U.S. District Court for the District of Delaware recommending that summary judgment be granted in favor of Focal against our operating subsidiaries in the aggregate amount of $134,376. The Defendants believe that the recommendation reached by the bankruptcy court is erroneous and the defendants intend to file objections to the bankruptcy court's report and recommendation with the District Court. In addition, the defendants intend to seek a stay from the bankruptcy court of the pending summary adjudication motions for services allegedly provided to our subsidiaries operating in Pennsylvania, Delaware and New York. Although we and our subsidiaries continue to believe that we have meritorious defenses and arguments on appeal, it is not possible at this time to predict how or when these matters will be resolved.

     o On January 3, 2003, we and our indirect subsidiary, MegsINet, Inc., filed a complaint against Broadwing in the U.S. District Court for the Eastern District of Pennsylvania seeking the return of approximately $700,000 in taxes billed by Broadwing in alleged violation of two Master Service Agreements. The Court issued an order referring the matter to arbitration pursuant to the terms of the contract between MegsINet and Broadwing. A schedule for the arbitration has not yet been established.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 9, 2003, we issued 300,000 shares of common stock in consideration for settlement of certain litigation issues. This distribution was made in accordance with the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

          31.1 Certification dated August 12, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of principal executive officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, by Thomas J. Gravina, President - Chief Executive Officer.

          31.2 Certification dated August 12, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, by Michael A. Peterson, Executive Vice President - Chief Operating Officer and Chief Financial Officer.

          32.1 Certification dated August 12, 2003 pursuant to 18 U.S.C. Section 1350 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas J. Gravina, President - Chief Executive Officer, and Michael A. Peterson, Executive Vice President - Chief Operating Officer and Chief Financial Officer

        (b) Reports on Form 8-K.

               During the quarter ended June 30, 2003, ATX Communications filed the following reports on Form 8-K:

               (i) Report dated April 10, 2003, reporting under Item 7, Exhibits, ATX Communications, Inc. announced its operating results for the year ended December 31, 2002
               (ii) Report  dated  May  15,  2003,   reporting   under  Item  9,
                    Regulation FD disclosure, that ATX Communications, Inc. announced its consolidated operating results for the quarter ended March 31, 2003.

                  No financial statements were filed with these reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ATX COMMUNICATIONS, INC.


Date: August 12, 2003                 By:    /s/ Michael A. Peterson
                                             -----------------------------------

                                             Michael A. Peterson
                                             Executive Vice President -
                                             Chief Operating Officer and
                                             Chief Financial Officer








Date: August 12, 2003                 By:    /s/ Neil Peritz
                                             -----------------------------

                                             Neil Peritz
                                             Senior Vice President - Controller
                                             and Treasurer (Principal Accounting
                                             Officer)