Form 10-Q
period 2003-09-30
ATX COMMUNICATIONS INC
filed 2003-11-19
CIK 1165532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares outstanding of the issuer's common stock as of September 30, 2003 was 29,958,870.

                            ATX Communications, Inc.


                                      Index

PART I.  FINANCIAL INFORMATION
                                                                                                Page

Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets -
                September 30, 2003 (Unaudited) and December 31, 2002 .............................2
             Condensed Consolidated Statements of Operations -
                Three and Nine months ended September 30, 2003 and 2002 (Unaudited) ..............3
             Condensed Consolidated Statement of Shareholders' Deficiency -
                Nine months ended September 30, 2003 (Unaudited) .................................4
             Condensed Consolidated Statements of Cash Flows -
                Nine months ended September 30, 2003 and 2002 (Unaudited) ........................5
             Notes to Unaudited Condensed Consolidated Financial Statements ......................6

Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition .............................................25

Item 3.      Quantitative and Qualitative Disclosures about Market Risk .........................36

Item 4.      Controls and Procedures.............................................................37


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................38

Item 6.      Exhibits and Reports on Form 8-K ...................................................47

SIGNATURES   ....................................................................................48


                                                     ATX COMMUNICATIONS, INC.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             Condensed Consolidated Balance Sheets

                                                                                    September 30, 2003      December 31, 2002
                                                                               ----------------------- -----------------------
                                                                                       (Unaudited)               (See Note)
Assets
Current assets:
  Cash and cash equivalents                                                                $ 3,396,000             $ 9,959,000
  Accounts receivable-trade, less allowance for doubtful
     accounts of  $10,704,000 (2003) and $8,755,000 (2002)                                  30,451,000              35,150,000
  Due from NTL Incorporated                                                                    457,000               1,120,000
  Other                                                                                      5,494,000               4,845,000
                                                                               ----------------------- -----------------------
Total current assets                                                                        39,798,000              51,074,000

Fixed assets, net                                                                           30,904,000              37,861,000
Goodwill                                                                                    79,558,000              79,558,000
Other, net of accumulated amortization of
     $2,766,000 (2003) and $1,871,000 (2002)                                                 8,463,000              10,570,000
                                                                               ----------------------- -----------------------
                                                                                         $ 158,723,000           $ 179,063,000
                                                                               ======================= =======================

Liabilities and shareholders' deficiency
Current liabilities:
  Accounts payable                                                                       $ 57,319,000             $ 65,799,000
  Accrued expenses                                                                         67,433,000               53,060,000
  Current portion of long-term debt, less unamortized discount                            149,775,000                1,512,000
  Current portion of capital lease obligations                                              8,866,000                9,534,000
  Deferred revenue                                                                         16,802,000               21,928,000
                                                                               ----------------------- -----------------------
Total current liabilities                                                                 300,195,000              151,833,000

Long-term debt, less unamortized discount                                                         --               145,809,000
Notes payable to NTL Europe, Inc., less unamortized discount                               19,124,000               17,632,000

Commitments and contingent liabilities

Shareholders' deficiency:
Preferred stock-- $.01 par value, authorized
     10,000,000 shares; issued and outstanding none                                                --                       --
Common stock-- $.01 par value, authorized 250,000,000
     shares; issued 30,000,000 shares; outstanding
     29,959,000 shares (2003) and 29,667,000 shares (2002)                                    300,000                  300,000
Additional paid-in capital                                                              1,030,044,000            1,030,613,000
Deficit                                                                                (1,190,864,000)          (1,166,389,000)
                                                                               ----------------------- -----------------------
                                                                                         (160,520,000)            (135,476,000)
Treasury stock at cost, 41,000 shares (2003) and 333,000 shares (2002)                        (76,000)                (735,000)
                                                                               ----------------------- -----------------------
                                                                                         (160,596,000)            (136,211,000)
                                                                               ----------------------- -----------------------
                                                                                        $ 158,723,000            $ 179,063,000
                                                                               ======================= =======================

          Note: The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date.

                                                    See accompanying notes.

                                                     ATX COMMUNICATIONS, INC.


                                        Condensed Consolidated Statements of Operations
                                                          (Unaudited)




                                               Three Months Ended September 30,           Nine Months Ended September 30,
                                                    2003                2002                  2003                2002
                                            --------------------- ------------------   ------------------- -------------------
Revenues                                        $ 68,632,000          $ 73,422,000        $  211,525,000      $  222,942,000

Costs and expenses
Operating                                         46,546,000            47,927,000           138,445,000         144,723,000
Selling, general and administrative               22,355,000            18,512,000            61,984,000          61,049,000
Corporate                                          1,528,000             1,930,000             5,451,000           5,244,000
Recapitalization costs                                    --               373,000                    --           5,825,000
Other costs                                          127,000                    --               420,000                  --
Depreciation                                       3,941,000             8,895,000            13,740,000          26,916,000
Amortization                                              --                84,000                    --             251,000
                                            --------------------- ------------------   ------------------- -------------------
                                                  74,497,000            77,721,000           220,040,000         244,008,000
                                            --------------------- ------------------   ------------------- -------------------
Operating loss                                    (5,865,000)           (4,299,000)           (8,515,000)        (21,066,000)

Other income (expense)
Interest income and other, net                       (78,000)              115,000              (180,000)            349,000
Interest expense                                  (5,758,000)           (4,503,000)          (15,780,000)        (12,143,000)
                                            --------------------- ------------------   ------------------- -------------------
Loss before income taxes                         (11,701,000)           (8,687,000)          (24,475,000)        (32,860,000)
Income tax benefit                                        --                92,000                    --              92,000
                                            --------------------- ------------------   ------------------- -------------------
Net loss                                        $(11,701,000)        $  (8,595,000)       $  (24,475,000)       $(32,768,000)
                                            ===================== ==================   =================== ===================

Basic and diluted net loss per share            $      (0.39)        $       (0.29)       $        (0.82)       $      (1.10)
                                            ===================== ==================   =================== ===================

Weighted average number of shares                 29,963,000            29,667,000            29,789,000          29,889,000
                                            ===================== ==================   =================== ===================

                                                    See accompanying notes.

                                                     ATX COMMUNICATIONS, INC.


                                   Condensed Consolidated Statement of Shareholders' Deficiency
                                                            (Unaudited)



                                         Common Stock                                                        Treasury Stock
                                   --------------------------     Additional                          ---------------------------
                                    Shares          Par        Paid-In Capital         Deficit            Shares         Amount
                                   ----------- -------------- ------------------- ------------------- --------------- -----------
Balance, December 31, 2002          30,000,000   $   300,000   $ 1,030,613,000   $   (1,166,389,000)       333,000     $(735,000)
Common shares returned to Treasury         --             --                --                   --          8,000        (3,000)
Issuance of shares from Treasury           --             --          (569,000)                  --       (300,000)      662,000
Net loss                                   --             --                --          (24,475,000)            --            --
                                   ----------- -------------- ------------------- ------------------- --------------- -----------
Balance, September 30, 2003         30,000,000   $   300,000   $ 1,030,044,000   $   (1,190,864,000)        41,000     $ (76,000)
                                   =========== ============== =================== =================== =============== ===========

                                                      See accompanying notes.

                                                 ATX COMMUNICATIONS, INC.

                                     Condensed Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                       2003                   2002
                                                                          ----------------------- ----------------------
Net cash (used in) provided by operating activities                                 $  (404,000)          $  1,157,000

Investing activities
Purchase of fixed assets                                                             (6,783,000)            (9,283,000)
Other                                                                                         -                470,000
                                                                          ----------------------- ----------------------
Net cash used in investing activities                                                (6,783,000)            (8,813,000)

Financing activities
Principal payments of capital lease obligations                                        (376,000)              (328,000)
Receipt of proceeds for notes receivable                                              1,000,000                      -
                                                                          ----------------------- ----------------------
Net cash provided by (used in) financing activities                                     624,000               (328,000)
                                                                          ----------------------- ----------------------
Decrease in cash and cash equivalents                                                (6,563,000)            (7,984,000)
Cash and cash equivalents at beginning of period                                      9,959,000             24,966,000
                                                                          ----------------------- ----------------------
Cash and cash equivalents at end of period                                          $ 3,396,000           $ 16,982,000
                                                                          ======================= ======================

Supplemental disclosure of cash flow information
  Cash paid for interest                                                           $  1,672,000           $  8,127,000
                                                                          ======================= ======================


                                                 See accompanying notes.

                            ATX Communications, Inc.

            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission, known as the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of ATX Communications, Inc.'s annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts have been reclassified to conform to the 2003 presentation.

Note 2.           ATX Recapitalization

In July 2002, ATX Communications, Inc., referred to herein as ATX or the Company, completed a recapitalization, which began in December 2001. Pursuant to the terms of the recapitalization, the Company eliminated approximately $600 million of debt and preferred stock and more than $100 million of other liabilities and future obligations. The Company incurred additional costs in connection with the recapitalization, which consisted primarily of employee incentives, legal fees, accounting fees and printing fees, of $373,000 and $5,825,000, respectively, during the three and nine months ended September 30, 2002.

Note 3.           Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in reorganization costs, the amount to be paid to settle certain toll and interconnection liabilities, the amount to be paid as a result of certain sales and use tax audits, potential liabilities arising from other sales tax matters and estimates related to the value of long-lived assets, goodwill and other intangible assets, and potential liabilities arising from litigation. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly   owned   subsidiaries.   Significant   intercompany   accounts  and
transactions have been eliminated in consolidation.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 3.           Significant Accounting Policies (continued)

Contingent Liabilities

The Company's determination of the treatment of contingent liabilities is based on a view of the expected outcome of the applicable contingency. The Company's legal counsel is consulted on matters related to litigation. Experts both within and outside the Company are consulted with respect to other matters that arise in the ordinary course of business. Examples of matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate some agreements included in reorganization costs, the amounts to be paid to settle some toll and interconnection liabilities, the amount to be paid as a result of some sales and use tax audits and potential liabilities arising from other sales tax matters, and potential liabilities arising from litigation. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

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

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 4.00% and 4.81%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 1.234 and 1.743, respectively, and a weighted-average expected life of the options of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options

                            ATX Communications, Inc.

                                   (Unaudited)

Note 3.           Significant Accounting Policies (continued)

The following table provides pro forma information regarding net loss as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123 "Accounting for Stock Based Compensation." The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the three and nine months ended September 30, 2003 and 2002 are not likely to be representative of the pro forma effects on net loss in future years.

                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                              ----------------------------------- -----------------------------------
                                                    2003              2002               2003             2002
                                              ----------------- ----------------- ---------------- ------------------
Net loss-- as reported                        $    (11,701,000)  $    (8,595,000)  $  (24,475,000) $     (32,768,000)
Stock based compensation expenses
  under SFAS No. 123                                  (914,000)         (895,000)      (2,721,000)        (2,687,000)
                                              ----------------- ----------------- ---------------- ------------------
Pro forma net loss                            $    (12,615,000)       (9,490,000)  $  (27,196,000)       (35,455,000)
                                              ================= ================= ================ ==================

Basic and diluted per share information:
Net loss-- as reported                        $          (0.39)  $         (0.29)  $        (0.82) $           (1.10)
Stock based compensation expenses
  under SFAS No. 123                                     (0.03)            (0.03)           (0.09)              (.09)
                                              ----------------- ----------------- ---------------- ------------------
Pro forma net loss per share                  $          (0.42)  $         (0.32)  $        (0.91) $           (1.19)
                                              ================= ================= ================ ==================


Note 4.           Revenues

                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                  2003               2002              2003              2002
                                            ------------------ ------------------ ---------------- ------------------
Local exchange services                          $ 22,454,000       $ 24,585,000     $ 67,720,000        $ 71,695,000
Internet, data and web-related services            20,658,000         21,980,000       62,554,000          68,355,000
Toll-related telephony services                    17,976,000         16,688,000       54,093,000          52,598,000
Other (a)                                           7,544,000         10,169,000       27,158,000          30,294,000
                                            ------------------ ------------------ ---------------- ------------------
                                                 $ 68,632,000       $ 73,422,000  $   211,525,000  $     222,942,000
                                            ================== ================== ================ ==================

(a) Other includes carrier access billing, reciprocal compensation, wireless, paging and information services.


Note 5.           Fixed Assets

Fixed assets consist of:

                                                                              September 30,         December 31,
                                                                         -------------------- ---------------------
                                                                                   2003                  2002
                                                                         -------------------- ---------------------
   Operating equipment                                                          $ 34,821,000     $      30,204,000
   Computer hardware and software                                                  9,394,000             6,929,000
   Other equipment                                                                 5,647,000             5,634,000
   Construction-in-progress                                                           25,000               337,000
                                                                         -------------------- ---------------------
                                                                                  49,887,000            43,104,000
   Accumulated depreciation                                                      (18,983,000)           (5,243,000)
                                                                         -------------------- ---------------------
                                                                                $ 30,904,000     $      37,861,000
                                                                         ==================== =====================

                            ATX Communications, Inc.

                                   (Unaudited)


Note 6.           Accrued Expenses

Accrued expenses consist of:

                                                                            September 30,         December 31,
                                                                         -------------------- ---------------------
                                                                                2003                  2002
                                                                         -------------------- ---------------------
Toll and interconnect                                                            $27,430,000           $23,016,000
Taxes, including income taxes                                                     11,835,000            11,473,000
Accrued interest                                                                  10,446,000             1,416,000
Payroll and related                                                                7,695,000             6,431,000
Other                                                                              5,641,000             4,997,000
Reorganization costs                                                               3,364,000             4,542,000
Professional fees                                                                  1,022,000             1,185,000
                                                                         -------------------- ---------------------
                                                                                 $67,433,000           $53,060,000
                                                                         ==================== =====================


Note 7.           Long-Term Debt

Long-term debt consists of:

                                                                             September 30,         December 31,
                                                                         ---------------------- --------------------
                                                                                 2003                  2002
                                                                         ---------------------- --------------------
Senior secured credit facility, less unamortized discount of
  $9,094,000  (2003) and $10,291,000 (2002)                                       $147,006,000         $145,809,000
6% Convertible  Notes,  less unamortized  discount of
  $1,589,000 (2003) and $2,846,000 (2002)                                            2,769,000            1,512,000
                                                                         ---------------------- --------------------
                                                                                   149,775,000          147,321,000
   Less current portion                                                           (149,775,000)          (1,512,000)
                                                                         ---------------------- --------------------
                                                                                  $       --           $145,809,000
                                                                         ====================== ====================

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

                            ATX Communications, Inc.

                                   (Unaudited)

Note 7.           Long-Term Debt (continued)

On March 31, 2003, the Company entered into an amendment to its senior secured credit facility. Under this amendment, the lenders under the facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 and ending on February 2, 2004, during which time the loans will accrue interest at a rate of 5.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum. As of September 30, 2003, this rate was 9.5%. The Company has recorded accrued interest of $9,435,000 as of September 30, 2003. In addition, the required principal payments originally scheduled for 2003, which totaled $1,950,000, were deferred to February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until January 31, 2004, and added other financial covenants, in order to better reflect the Company's current operations. The Company incurred deferred financing costs of $557,000, which consist primarily of legal and consulting fees, in connection with this amendment. These deferred financing costs will be amortized during the effective term of this amendment. The current portion of long-term debt includes principal payments due under the senior credit facility within one year.

Based on the Company's current business plan, the Company will not have the cash available to fund the required deferred interest and principal payments on or before February 2, 2004. In addition, the Company may not have sufficient liquidity to fund operations through the end of the year. The Company's continued ability to fund operations could be adversely effected by various circumstances, including, acceleration of critical operating payables, adverse litigation results, service disruptions, lower than expected collections and other circumstances outside of the Company's immediate and direct control. The Company is in the process of seeking and considering strategic alternatives in order to reduce its overall indebtedness, including amounts under the senior secured credit facility. Such strategic alternatives may include, among other things, debt or equity financings or refinancings, recapitalizations, restructurings, mergers and acquisitions or other transactions. There are no assurances that the Company will obtain the financing that it is seeking. In the event that the Company cannot obtain financing, reduce its indebtedness, and satisfactorily resolve its outstanding litigation, the Company may need to file for protection under the federal bankruptcy laws. If the Company engages in a Chapter 11 bankruptcy proceeding, any proposed plan of reorganization would also be subject to confirmation by the bankruptcy court after it has been voted on by certain creditors whose interests would be impaired by the plan, including the lenders under our senior secured credit facility, and satisfaction or waiver of certain conditions. It is also possible that any new investor in the Company may insist on the Company seeking bankruptcy protection as a precondition to or as part of any such financing transaction.

We were not in compliance with certain of the covenants contained in our credit agreement for the three-month period ending September 30, 2003. On November 14, 2003, the lenders agreed to waive compliance with these covenants for the third quarter of 2003. There can be no assurances that the Company will be able to maintain compliance with its covenants during the fourth quarter of 2003 or obtain a waiver of those covenants in order to avoid an event of default under the senior credit facility. Nor can there be any assurance that the Company will be able to implement a strategic alternative as discussed above. Therefore, the Company has classified the outstanding amounts under its senior secured credit facility, less unamortized discount, as a current liability as of September 30, 2003.

All of the Company's subsidiaries have unconditionally guaranteed payment under the senior secured credit facility.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 8.           Related Party Transactions

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp., "New NTL"), NTL Europe, Inc. (then known as NTL Incorporated, "Old NTL") and certain of New NTL's and Old NTL's subsidiaries, filed a pre-arranged joint reorganization plan (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code. The Plan became effective on January 10, 2003, at which time both companies emerged from Chapter 11 reorganization. Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and New NTL and Old NTL each emerged as independent public companies. New NTL became the holding company for the former NTL group's principal UK and Ireland assets. Prior to consummation of the Plan, New NTL was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed "NTL Europe, Inc." and which became the holding company for the former NTL group's continental European and certain other assets. Some of the Company's directors were also directors of Old NTL prior to its reorganization, and one director was a director of New NTL following its reorganization.

In April 2001, CCL and the Company as co-obligors issued to Old NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At September 30, 2003 and December 31, 2002, the total amount of the notes outstanding, less the unamortized discount of $298,000 and $327,000, respectively, was $19,124,000 and $17,632,000, respectively.

Through 2002, New NTL provided the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by New NTL consisted of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of New NTL's corporate overhead, which could not be specifically allocated to New NTL. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. For the three and nine months ended September 30, 2002, New NTL charged the Company $5,000 and $177,000, respectively, which is included in corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of New NTL. For the three months ended September 30, 2003 and 2002, the Company recognized revenues for these services, totaling $694,000 and $707,000, respectively. For the nine months ended September 30, 2003, the Company recognized revenues of $2,136,000 for these services. Prior to the third quarter of 2002, the Company recorded the billings for these services as a reduction of selling, general and administrative expenses. Selling, general and administrative expenses were reduced by $1,508,000 during 2002.

                            ATX Communications, Inc.

                                   (Unaudited)


Note 8.           Related Party Transactions (continued)

In 2001, the Company and Old NTL entered into a license agreement whereby Old NTL was granted an exclusive, irrevocable, perpetual license to use certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The Company recorded the $12.8 million received as deferred revenue to be recognized over a period of three years, which was the estimated amount of time the Company expected to provide services under this arrangement. The Company recognized $1,068,000 of this revenue during each of the three-month periods ended September 30, 2003 and 2002 and recognized $3,205,000 during each of the nine-month periods ended September 30, 2003 and 2002.

The Company leases office space and a network facility from entities controlled by an individual who owns 34% of the outstanding shares of the Company's common stock. Rent expense for these leases was approximately $418,000 and $451,000 for the three months ended September 30, 2003 and 2002 and approximately $1,254,000 and $1,352,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Company engaged B/G Enterprises, LLC, a company affiliated with a director of the Company, to provide travel related services. The cost of these services totaled $81,000 during the nine months ended September 30, 2003.

The Company inadvertently paid certain invoices that included approximately $15,000 of personal expenses of one of its senior officers prior to the time that such invoices were reimbursed to the Company by the senior officer. These amounts have been reimbursed to the Company in full and the Company has implemented additional controls and procedures to prevent this from recurring.

Note 9.           Other Costs

During June 2003, the Company paid $200,000 in cash and issued 300,000 shares of common stock, valued at $93,000, from its treasury in consideration for settlement of certain legal matters. The Company has recognized a $293,000 charge in other costs for the consideration given in this settlement.

During August 2003, the Company collected $1,000,000 in cash, received 8,560 shares of its common stock and 319,699 shares of CCL's common stock as payment for notes receivable due from former shareholders of the Company. The shares of common stock received were valued at $5,000 in the aggregate. The Company recognized a $1,005,000 gain for the amounts received on these notes, which has been recorded as a reduction of other costs.

During September 2003, a wholly-owned subsidiary of the Company settled an outstanding legal matter regarding alleged early termination liabilities, under a services agreement and a co-location agreement. The Company recognized a $452,000 gain for this settlement, which was the difference between the liability accrued and the amount paid. The gain has been recorded as a reduction of other costs.

During September 2003, the Company entered into an agreement to terminate a facility lease obligation with a remaining term of seven years. The agreement required the Company to permit the landlord to retain the $500,000 security deposit for the lease in October 2003 and to pay $1,250,000 over three years beginning mid-November 2003. The Company recorded a charge of $1,584,000 in other costs related to this agreement, which is equal to the present value of the payments to be made under the agreement.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 10.          Reorganization Costs

The Company did not record any reorganization costs during the first nine months of 2003. In 2001, the Company announced that it was taking actions to reorganize, re-size and reduce operating costs and create greater operating efficiencies. The major actions involved in the 2001 reorganization included:
(1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) agreements with vendors to reduce or eliminate purchase commitments. Charges for these actions included lease exit costs and agreement termination charges. All of these actions were completed during 2002 and the remaining liability is expected to be paid through 2005.

The Company paid $1,178,000 of accrued reorganization costs during the nine months ended September 30, 2003. As of September 30, 2003, the Company's remaining accrued reorganization costs totaled $3,364,000, which consisted primarily of reserves for agreement terminations.

Note 11.          Commitments and Contingent Liabilities

As of September 30, 2003, the Company had purchase commitments of approximately $3,289,000 outstanding, all of which are due during 2003 and 2004. Additionally, the Company had standby letters of credit of approximately $2,204,000 outstanding as of September 30, 2003, which are fully collateralized by certificates of deposit classified as part of other long-term assets.

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of technical and/or management personnel. Additionally, in light of the Company's ongoing litigation and other disputes with various local exchange and other telecommunications carriers, some of whom the Company depends upon for certain services, those carriers have and will likely continue to threaten service disruptions or terminations from time to time. Certain service disruptions or terminations, if actually implemented, could have a material adverse effect on the Company's business, finances and/or results of operations.

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

     The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, the defendants believe the figure specified in the complaint fails to recognize payments that have been made by the defendants to Verizon (including in excess of $14 million paid soon after the filing of the complaint), credits that Verizon has issued to the defendants since the filing of the complaint, and additional disputes for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims against Verizon, including claims seeking damages for breach of contract and treble damages for violating the antitrust laws. The defendants have also moved to dismiss Verizon's request for a declaratory ruling on the antitrust claims, which Verizon has opposed.

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

     On March 20, 2003, the Court issued an order denying the parties' respective motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Offices of Curtis V. Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2003). By order of the Court issued May 6, 2003, the parties have been directed to proceed with discovery on all issues. On November 14, 2003, Verizon filed a motion with the Court seeking permission for Verizon to file an amendment to its complaint. A draft of the amendment that accompanied Verizon's request indicates that Verizon intends to assert that defendants now owe Verizon $40 million in alleged unpaid charges. The draft also indicates that Verizon desires to amend its complaint to specify new claims arising out of certain alleged misconduct arising out of purported sales, billing, revenue and other practices as more fully described in the amendment. The defendants have notified Verizon that they will not consent to the filing of the amendment and defendants are currently preparing to file an opposition to Verizon's motion asking the Court to reject Verizon's effort to supplement its claims. The Company and its subsidiaries intend to pursue all available remedies and counterclaims and defend themselves vigorously; however, the Company and its subsidiaries cannot be certain how or when these matters will be resolved or of the outcome of the litigation.

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

o By letter dated April 4, 2003, the Company received a notice from Verizon claiming that Verizon is owed approximately $8.4 million by one of its subsidiaries, CoreComm New York, Inc., for services allegedly purchased in the state of New York, including approximately $5.1 million of charges that Verizon contends were mistakenly credited to the accounts of CoreComm New York, Inc. in connection with the acquisition out of bankruptcy of certain assets of USN Communications, Inc. in May 1999. In response, CoreComm New York, Inc. challenged the accuracy of Verizon's figures and provided formal written notification that it was disputing Verizon's right to payment of the amounts specified in Verizon's April 4 letter. Subsequently, by letter dated June 24, 2003, Verizon made a demand for payment from CoreComm New York of approximately $6 million of alleged charges, including approximately $2.3 million of charges that have been disputed by CoreComm New York and are the subject of pending litigation between the parties in the federal case in Delaware, and threatening to implement an embargo on CoreComm New York's accounts if the requested payment was not received by July 25, 2003. In response, CoreComm New York challenged Verizon's right to proceed as threatened and Verizon implemented the embargo over CoreComm New York's objections. CoreComm New York intends to pursue this matter in its pending litigation with Verizon but is not presently able to predict how or when this matter will be resolved. The operations of CoreComm New York do not represent a material component of the Company's revenue, profits or operations and the Company does not anticipate that an embargo of CoreComm New York's accounts will have a material adverse affect on its business, finances or results of operations.

                            ATX Communications, Inc.

                                   (Unaudited)

Note 11.          Commitments and Contingent Liabilities (continued)

o By letters dated October 31, 2003, the Company's operating subsidiaries in Virginia, Maryland, and the District of Columbia received notices from Verizon asserting that those entities are in default of their respective payment obligations under an August 28, 2002 Settlement Agreement, demanding that those subsidiaries pay Verizon the aggregate sum of $764,000 in order to cure the alleged payment defaults, and threatening to proceed with the remedies set forth under applicable contracts in the absence of payment within ten days after receipt of the notices. In response, the
     Company's subsidiaries notified Verizon that they are disputing the accuracy of Verizon claims and challenging its right to payment of the amounts specified in its letters. Among other things, the subsidiaries notified Verizon that it claims are inconsistent with the claims made in a sworn affidavit from Verizon asserting that Verizon is unable to accurately compute the amounts allegedly owed by the Company, that the demand letters fail to account for hundreds of thousands of dollars of outstanding billing disputes, and that Verizon has refused the Company's request for additional information to substantiate Verizon's claims. The subsidiaries intend to contest any charges that they believe are not properly owed and to vigorously defend themselves and pursue all appropriate claims and remedies. However, the Company is not able to predict how or when these matters will be resolved.

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

     Subsequent to the filing of its initial complaint, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on the Company's business or operations. On April 23, 2003, GECC filed a motion for summary judgment asking the Court to rule in its favor, without the need for trial, that MegsINet, CCL and the Company breached their alleged contractual obligations to make required lease payments to GECC and awarding GECC damages in the amount of $9,100,053 plus attorneys' fees and interest. MegsINet, CCL and the Company have filed a consolidated opposition to that motion and oral argument on the matter was heard by the Court on August 6, 2003. On November 13, 2003, the Court issued a ruling on GECC's motion for summary judgment in which it: a) denied GECC's request for summary judgment against all defendants on its contracts claims, b) granted GECC's request for summary judgment against all defendants on its claims of conversion but declined to rule on the issue of liability under those claims, c) denied the Company's motion objecting to the court's jurisdiction over that entity, and d) granted defendant's request for discovery against GECC on the issue of alleged damages. As a result of the Court's ruling, the defendants anticipate that the litigation will proceed with additional discovery on GECC's contracts claims and alleged damages for conversion, which defendants intend to pursue vigorously. However, it is impossible at this time to predict how or when this matter will be resolved. MegsINet does not represent a material component of the Company's revenue, profits or operations. All of the assets of the Company and its subsidiaries, including those of MegsINet, are subject to a first priority security interest in favor of the senior lenders under the $156 million senior credit facility.

o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CCL, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. KMC contended that it was owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims for breach of various representations and warranties made under the merger agreement pursuant to which MegsINet became a subsidiary of the Company. Defendants had also initiated coverage under an insurance policy designed to protect against such claims. On September 9, 2003, this matter was fully settled by agreement of the parties, predominantly out of proceeds from insurance.

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

o On October 10, 2003, APCC Services, Inc. and several of its clients, referred to as APCC, filed a formal complaint with the Federal Communications Commission ("FCC") against the Company and several of its affiliated companies claiming they are responsible for payphone surcharge compensation for the period between November 1996 to the present, in the amount of $1,533,949, as calculated pursuant to the 5th Report and Order issued by the FCC, currently on appeal in the D.C. Circuit Court of Appeals. On October 23, 2003, the FCC directed APCC to correct deficiencies in its allegations and to refile its complaint on or before November 7, 2003. In response to the complaint, the defendants expect to vigorously defend against the asserted claims and pursue all available remedies. However, it is not possible at this time to predict the outcome of the litigation.

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

o On March 1, 2002, Easton Telecom Services, LLC initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. seeking payment of approximately $4.9 million, primarily in respect of alleged early termination penalties for telecommunications services purportedly provided under alleged contracts. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Upon the conclusion of a jury trial that ended on November 8, 2002, Easton obtained a judgment against CoreComm Internet Group, Inc., Voyager Information Networks, Inc. and MegsINet in the total amount of $1,085,000. On February 4, 2003, the defendants filed an appeal in this matter with the United States Court of Appeals for the Sixth Circuit, and the plaintiff has filed a cross-appeal. Plaintiff had previously been pursuing discovery in aid of execution on its judgment but has not been active in this area for some time. On November 10, 2003, plaintiff filed a motion asking the Court to appoint a receiver for the purpose of marshalling defendants' assets and liquidating them to satisfy plaintiff's judgment. The defendants believe that the motion is procedurally defective and substantively without merit and defendants are in the process of preparing to file an opposition to plaintiff's motion seeking its denial. Although defendants believe that Easton's motion will be denied, it is not possible at this time to predict with any certainty how or when this matter will be resolved. All of the assets of the Company and its subsidiaries, including those of the defendants, are subject to a first priority security interest in favor of the senior lenders under the $156 million senior credit facility.

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

o On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. bankruptcy laws against the Company and certain of its subsidiaries seeking payment of an aggregate of approximately $859,514 in charges for interstate and intrastate switched access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. On April 7, 2003, Focal filed a motion for summary adjudication for services allegedly provided to the Company's subsidiaries operating in Illinois, and these subsidiaries filed an opposition to that motion challenging the validity of Focal's charges as well as its right to summary adjudication of the issues. On August 8, 2003, the bankruptcy court issued a Report and Recommendation finding that Focal's action is a "non-core" proceeding and issuing an advisory opinion to the U.S. District Court for the District of Delaware recommending that summary judgment be granted in favor of Focal against the Company's operating subsidiaries in the
     aggregate   amount  of   $134,376.   The   Defendants   believe   that  the
     recommendation reached by the bankruptcy court is erroneous and the defendants have filed objections to the bankruptcy court's report and recommendation with the District Court. In addition, on August 21, 2003, at the defendants' request, the bankruptcy court granted a stay of the pending summary adjudication motions for services allegedly provided to the Company's subsidiaries operating in Pennsylvania, Delaware and New York pending resolution of the Illinois matter by the District Court. Focal subsequently filed a motion asking the bankruptcy court to lift the stay and asserting that its claims now stand at approximately $2 million. Upon the Company's opposition, the bankruptcy court denied Focal's motion but authorized it to take additional discovery in support of its claims. Although the Company and its subsidiaries continue to believe that they have meritorious defenses and arguments on appeal, it is not possible at this time to predict how or when these matters will be resolved.

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

                            ATX Communications, Inc.

                                   (Unaudited)


Note 11.          Commitments and Contingent Liabilities (continued)

o On September 9, 2003, Electronic Data Systems Corp., referred to as EDS, filed a civil action in the Common Pleas Court Montgomery County, Pennsylvania alleging breach of contract arising out of alleged billing services provided to CoreComm-ATX, Inc. in the amount of $555,526. On October 22, 2003, CoreComm-ATX answered the complaint and asserted counterclaims against EDS for breach of contract, fraudulent misrepresentation and negligent misrepresentation. CoreComm-ATX expects to vigorously defend itself against the asserted claims, while simultaneously pursing its counterclaims against EDS. However, it is not possible at this time to predict the outcome of the litigation.

o    On  October  8,  2003,  a  complaint  was filed by the  Wisconsin  Attorney
     General's Office in the Circuit Court, Dane County against CoreComm Wisconsin, Inc. In the Complaint, the Attorney General alleges that CoreComm Wisconsin failed to properly disclose to certain of its Internet customers policies relating to subscription cancellation and renewal, resulting in the improper billing of customers, in violation of provisions of the Wisconsin Administrative Code. The Attorney General's office is seeking injunctive relief as well as penalties and customer refunds. CoreComm Wisconsin is currently reviewing these allegations and believes it has meritorious defenses to the Attorney General's complaint. CoreComm Wisconsin expects to vigorously defend itself against the asserted claims, however, at this time it is impossible to predict the outcome of this matter.

o A subsidiary of the Company, ATX Licensing, Inc. ("ALI"), is presently in discussions with regulatory authorities concerning a request to enter into an extended payment plan in connection with an outstanding obligation of approximately $4.8 million. ALI is not presently able to agree to all of the terms of the proposed plan in light of certain restrictions set forth in the Company's credit facility with its senior secured lenders. The Company has made a request to its lenders that ALI be permitted to participate in the plan under the terms proposed by the regulatory authorities and is currently waiting for a final response to that request. ALI has been advised by the regulatory authorities that if it is not accepted to participate in an extended payment plan, then the entire amount of the obligation will become due and payable within thirty days from the date that ALI receives notice that it is not able to participate in the plan. If ALI is not able to participate in an extension plan with the approval of its lenders, and in the absence of additional funding to satisfy the obligation, the Company does not believe that ALI will be able to pay the obligation within the period of time specified by the regulatory authorities. A failure to pay the obligation could result in the imposition of regulatory penalties, including substantial fines, the revocation or imposition of conditions on regulatory authorizations, and/or other penalties.

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

Three Months Ended September 30, 2003 and 2002

The decrease in revenues to $68,632,000 from $73,422,000 is attributable to a decrease in other revenue, local exchange services and Internet access services revenue partially offset by an increase in toll-related telephony services revenue.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $46,546,000 from $47,927,000 due to a decrease in our revenues.

Selling, general and administrative expenses increased to $22,355,000 from $18,512,000 due to increased payroll costs and professional fees and an increase in our allowance for doubtful accounts relating to charges to a company that filed for protection under bankruptcy.

Corporate expenses include the costs of some of our officers and corporate staff, the costs of operating the corporate office and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $1,528,000 from $1,930,000 due to decreases in payroll partially offset by increased costs incurred for strategic planning and other corporate activities.

During the three months ended September 30, 2002, we incurred additional costs of $373,000 in connection with our recapitalization, which consisted primarily of employee incentives, legal fees, accounting fees and printing fees.

During the three months ended September 30, 2003, we incurred other costs of $127,000, which consisted of charges related to the termination of a facility lease obligation of $1,584,000 net of gains totaling $1,457,000 related to the collection of notes receivable and the settlement of certain legal matters.

Depreciation expense decreased to $3,941,000 from $8,895,000 primarily as a result of the reduction in the carrying value of our fixed assets during the fourth quarter of 2002 as determined by fair value analysis performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Amortization expense, other than amortization associated with deferred financing costs included in interest expense, has been eliminated in 2003 due to the reduction in the carrying value of our intangible assets to zero as determined by a fair value analysis performed on October 1, 2002 in accordance with SFAS No. 144.

Interest expense and other increased to $5,758,000 from $4,503,000 primarily due to the effect of an increase in the effective interest rate on our senior secured credit facility. The effective interest rate on our senior secured credit facility during the three months ended September 30, 2003 and 2002 was 9.50% and 6.75%, respectively.

The income tax benefit of $92,000 during 2002 is from state and local income tax refunds.

Nine Months Ended September 30, 2003 and 2002

The decrease in revenues to $211,525,000 from $222,942,000 is attributable to a decrease in other revenue, local exchange services and Internet access services revenue partially offset by an increase in toll-related telephony services revenue.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $138,445,000 from $144,723,000 due to a decrease in our revenue.

Selling, general and administrative expenses increased to $61,984,000 from $61,049,000 due increases in professional fees and an increase in our allowance for doubtful accounts relating to charges to a company that filed for protection under bankruptcy.

Corporate expenses include the costs of some of our officers and corporate staff, the costs of operating the corporate office and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $5,451,000 from $5,244,000 due to increased costs incurred for strategic planning and other corporate activities partially offset by decreases in payroll.

We incurred additional costs, which consisted primarily of employee  incentives,
legal  fees,   accounting  fees  and  printing  fees,  in  connection  with  our recapitalization of $5,825,000 during the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, we incurred other costs of $420,000, which consisted of charges related to the termination of a facility lease obligation and the settlement of certain legal matters totaling $1,877,000, net of gains totaling $1,457,000, related to the collection of notes receivable and the settlement of other legal matters.

Depreciation expense decreased to $13,740,000 from $26,916,000 primarily as a result of the reduction in the carrying value of our fixed assets during the fourth quarter of 2002 as determined by fair value analysis performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Amortization expense, other than amortization associated with deferred financing costs included in interest expense, has been eliminated in 2003 due to the reduction in the carrying value of our intangible assets to zero as determined by a fair value analysis performed on October 1, 2002 in accordance with SFAS No. 144.

Interest expense and other increased to $15,780,000 from $12,143,000 primarily due to the effect of an increase in the effective interest rate on our senior secured credit facility and the amortization of debt discount associated with CCL's 6% Convertible Subordinated Notes. The effective interest rate on our senior secured credit facility during the nine months ended September 30, 2003 and 2002 was 8.74% and 6.79%, respectively.

The income tax benefit of $92,000 during 2002 is from state and local income tax refunds.

Liquidity and Capital Resources

On March 31, 2003, we entered into an amendment to our senior secured credit facility, under which the lenders agreed to defer interest and principal payments on the outstanding loans until February 2, 2004. Based on our current business plan, we will not have the cash available to fund the required deferred interest and principal payments on or before February 2, 2004, the date on which such payments become due. As of September 30, 2003, the aggregate of these required payments is $11,385,000. Further, we may not have sufficient liquidity to fund operations through the end of this year, and our actual ability to fund operations could be adversely affected by various circumstances, including; acceleration of critical operating payables, adverse litigation results, service disruptions, lower than expected collections and other cirumstances outside of our immediate and direct control. As previously announced, we are in the process of seeking and considering strategic alternatives in order to reduce our overall indebtedness, including amounts under the senior secured credit facility. Such strategic alternatives may include, among other things, debt or equity financings or refinancings, recapitalizations, restructurings, mergers and acquisitions or other transactions. Our ability to raise additional capital will be dependent on a number of factors, such as our results of operations, the amount of our indebtedness, and also general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forgo business opportunities or take other actions, each of which could adversely affect our business, results of operations and financial condition. In addition, we are also involved in litigation, which if resolved unfavorably to us, could have a material adverse effect on our business, financial condition and results of operations, including our ability to fund our operations. There are no assurances that we will obtain the financing that we are seeking. In the event we cannot obtain financing, reduce our indebtedness, and satisfactorily resolve our outstanding litigation, we may need to file for protection under the federal bankruptcy laws. If we engage in a Chapter 11 bankruptcy proceeding, any proposed plan of reorganization would also be subject to confirmation by the bankruptcy court after it has been voted on by certain creditors whose interests would be impaired by the plan, including the lenders under our senior secured credit facility, and satisfaction or waiver of certain conditions. It is also possible that any new investor in the Company may insist on the Company seeking bankruptcy protection as a precondition to or as part of any such financing transaction.

As of September 30, 2003, we had long-term debt, which consisted of a $156.1 million senior secured credit facility, approximately $19.4 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011 and approximately $8.9 million of capital leases. In addition, as of September 30, 2003, CCL had $4.4 million of 6% Convertible Subordinated Notes outstanding.

Under the March 31, 2003 amendment, the lenders under the senior secured credit facility agreed to defer interest payments on the outstanding loans during the period beginning March 12, 2003 and ending on February 2, 2004, during which time the loans are accruing interest at prime plus 5.5% (9.50% at September 30, 2003). In addition, the required principal payments originally scheduled for 2003, which totaled $1.95 million, were deferred until February 2, 2004. The lenders have also agreed to waive and/or amend certain financial covenants set forth in the credit agreement until February 2, 2004, and also added other financial and operating covenants during 2003, in order to better reflect our current operations. Although the amendment has been designed to provide us with significant relief from cash obligations under the senior secured credit facility until February 2, 2004, there can be no assurance that the financial and other covenants under the facility will be met or that we will be successful in identifying or implementing one or more strategic alternatives to reduce our indebtedness. In addition, based on our current business plan, we will not have the cash available to fund the required deferred interest and principal payments on or before February 2, 2004, the date on which such payments become due. Accordingly, there can be no assurance that there will not be an event of default under the credit facility at that time, or that we will be able to enter into additional amendments to the senior secured credit facility by that time. We are in the process of seeking and considering strategic alternatives in order to reduce our overall indebtedness, including amounts under the senior secured credit facility. Such strategic alternatives may include, among other things, debt or equity financings or refinancings, recapitalizations, restructurings, mergers and acquisitions, other transactions or bankruptcy. It is likely that any of such transactions, if implemented, would result in material dilution to our stockholders or possibly the elimination of any recovery to common stockholders.

We were not in compliance with certain of the covenants contained in our credit agreement for the three-month period ending September 30, 2003. On November 14, 2003, the lenders agreed to waive compliance with these covenants for the third quarter of 2003. There can be no assurances that we will be able to maintain compliance with our covenants for the fourth quarter of 2003 or obtain a waiver of those covenants in order to avoid an event of default under our senior secured credit facility. Nor can there be any assurance that we will be able to implement a strategic alternative as discussed above. Therefore, we have classified all outstanding amounts due under our senior secured credit facility, less unamortized discount, as a current liability as of September 30, 2003.

Taking the amendment into effect, debt service on the senior secured credit facility includes approximately $1.7 million in cash interest expense paid in 2003, $24.2 million due in 2004 and $8.6 million due in 2005, on an annualized basis, based on current interest rates, as well as quarterly amortization and principal reductions which total $0 in 2003, $11.7 million in 2004, and $25.4 million in 2005. The 10.75% Unsecured Convertible PIK Notes due 2011 have no cash interest payments, and are not due until 2011. As of September 30, 2003, our current liabilities exceed our current assets by approximately $260 million.

Total actual capital expenditures for the nine months ended September 30, 2003, described as cash used to purchase fixed assets in our cash flow statement, were approximately $6.8 million. According to our business plans, capital expenditures are expected to be approximately $2.1 million during the remainder of 2003, $8.9 million in 2004, and $10.2 million in 2005. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.

For the first nine months of 2003, cash used in operating activities was approximately $0.4 million. If we continue to be unable to generate cash from operations and/or raise additional financing, it may affect our ability to meet our cash requirements, which may have an adverse affect on us, and potentially our viability as an ongoing business.

Our cash requirements in the remainder of 2003 and thereafter will depend on the success of the continued execution of our business plan, and the amount of cash required to fund future capital expenditures and other working capital requirements that exceed net cash provided by operating activities. We will not generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. In addition, based on our current business plan, we will not have the cash available to fund the required deferred interest and principal payments on or before February 2, 2004, the date on which such payments become due. In addition, we anticipate that we may be required to raise additional capital in the future in order to fund the capital expenditures and other working capital requirements that exceed net cash provided by operating activities.

Accordingly, we may be required to consider a number of measures, including: (1) seeking modifications or waivers to certain provisions of the terms of our indebtedness, (2) refinancing all or a portion of our indebtedness, (3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, (5) completing a recapitalization or restructuring of our indebtedness, (6) filing for protection under the federal bankruptcy laws or (7) a combination of the foregoing. The consideration, timing and implementation of such measures will depend upon the success of the execution of our business plan, the amount of capital required to fund our operations in the future and the terms of any financings or other transactions that we may consider.

         We cannot assure you that:

          (a) actual costs will not exceed the amounts estimated in our business plan;

          (b) we will prevail in our material litigation matters as described in Note 11 to the condensed consolidated financial statements;

          (c) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required;

          (d) we will be in compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness or that we will be able to modify the requirements or terms of such indebtedness;

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


                                   Three Months     For the Year Ended
                                      Ended            December 31,
                                  December 31,
                                 ----------------------------------------
                                       2003          2004       2005                    Source of Funds
                                 ---------------------------------------- ---------------------------------------------
                                              (in millions)
Cash   interest    expense   on       $ 0.5          $ 24.5  $       8.9  For 2003: cash and cash  equivalents on hand
  existing long-term debt (1)                                             and  cash  from  operations;  for  2004  and
                                                                          2005:  cash  and cash  equivalents  on hand,
                                                                          cash  from  operations  and  refinancing  or
                                                                          other sources of financing (4)

Estimated  capital                     2.1              8.9         10.2  Cash and cash  equivalents  on hand and cash
  expenditures (2)                                                        from operations

Principal payments on existing          -                           25.4  Cash and  cash  equivalents  on  hand,  cash
  long-term debt (3)                                   11.7               from  operations  and  refinancing  or other
                                                                          sources of financing.  (4)

Payments on Capital Leases             8.9                -            -  Approximately  $8.0 million of these capital
                                                                          leases  are  obligations  of our  subsidiary
                                                                          MegsINet  Internet,  Inc.  and  are  not our
                                                                          obligations.  The  source  of funds  for the
                                                                          remaining    amounts:    cash    and    cash
                                                                          equivalents    on   hand   and   cash   from
                                                                          operations (5)
                                 ----------------- --------- ------------
                                      $11.5          $ 45.1       $ 44.5
                                 ================= ========= ============


(1) During the remainder of 2003, the only long-term debt that requires cash interest expense is CCL's $4.4 million 6% Convertible Subordinated Notes. The semi-annual interest payments that were due under the outstanding notes since April 1, 2002 have not been made and CCL is in default on these notes.

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

(4) Refinancing sources may include, for example, a new bank facility used to repay these amounts; other sources of financing may include capital raised through new debt or equity financing or asset sales. There can be no assurance that we will be able to refinance our indebtedness or raise the required funds. Based on our current business plan, we will not have the cash available to fund the required deferred interest and principal payments under our senior secured credit facility on or before February 2, 2004, the date on which such payments become due.

(5) Approximately $8.0 million of the capital lease obligations of MegsINet Internet, Inc. are the subject of current litigation, as described in Part II, Item I of this Quarterly Report on Form 10-Q entitled "Legal Proceedings."

Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable as of the date of this quarterly report, we can give no assurance that our plans, intentions and expectations will be achieved in a timely manner if at all.

In addition, we are a holding company with no significant assets other than cash and securities and investments in and advances to our subsidiaries. We are, therefore, likely to be dependent upon receipt of funds from our subsidiaries to meet our own obligations. However, our subsidiaries' debt agreements prevent the payment of dividends, loans or other distributions to us, except in limited circumstances. However, the limited permitted circumstances of distributions from our subsidiaries may be sufficient for our operations, because nearly all of the uses of funds described above are cash requirements of our subsidiaries.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are summarized below, and are more fully disclosed in the Notes to the Condensed Consolidated Financial Statements.

The following table includes aggregate information about our contractual obligations as of September 30, 2003 and the periods in which payments are due:

                                                                          Payments Due by Period
                                                     -----------------------------------------------------------------
                                                                    Less than      1-3          4-5        After 5
Contractual Obligations                                 Total        1 Year       Years        Years        Years
---------------------------------------------------- -----------------------------------------------------------------
                                                                              (in thousands)
Long-Term Debt (1)                                      $ 179,880     $ 12,158    $ 42,900     $ 85,800      $ 39,022
Capital Lease Obligations                                   8,866        8,866           -            -             -
Operating Lease Obligations                                25,210        5,863       8,845        8,271         2,231
Unconditional Purchase Obligations                              -            -           -            -             -
Other Long-Term Obligations (2)                             9,435        9,435           -            -             -
                                                     ------------- ------------ ----------- ------------ -------------
Total Contractual Cash Obligations                      $ 223,391     $ 36,322    $ 51,745     $ 94,071      $ 41,253
                                                     ============= ============ =========== ============ =============


(1) Long-term debt includes the senior secured credit facility of $156,100,000, 10.75% Unsecured Convertible PIK Notes due April 2011 of $19,422,000 including accrued PIK interest, and CCL's 6% Convertible Subordinated Notes due 2006 of $4,358,000. The Convertible Subordinated Notes due 2006 of $4,358,000 have been reflected as due in less than one year because CCL is currently in default of this obligation.

(2) Other long-term obligations consists of the interest accrued under the senior secured credit facility.

The following table includes aggregate information about our commercial commitments as of September 30, 2003 and the periods in which payments are due. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                                                                Amount of Commitment Expiration Per Period
                                                     ------------------------------------------------------------------
                                                                    Less than 1      1 - 3       4 - 5       Over 5
Other Commercial Commitments                             Total          Year         Years       Years        Years
---------------------------------------------------- ------------------------------------------------------------------
                                                                              (in thousands)
Guarantees                                                     $ -            $ -         $ -         $ -          $ -
Lines of Credit                                                  -              -           -           -            -
Standby Letters of Credit                                    2,204          2,204           -           -            -
Standby Repurchase Obligations                                   -              -           -           -            -
Other Commercial Commitments                                 3,289          3,289           -           -            -
                                                     -------------- ------------- ------------ ----------- ------------
Total Commercial Commitments                               $ 5,493     $    5,493         $ -         $ -          $ -
                                                     ============== ============= ============ =========== ============


Consolidated Statement of Cash Flows

For the nine months ended September 30, 2003, cash used in operating activities was $404,000 in comparison to cash provided by operating activities of $1,157,000 for the nine months ended September 30, 2002. The change in cash (used in) provided by operating activities is primarily due to changes in our operating assets and liabilities due to the timing of receipts and disbursements.

For the nine months ended September 30, 2003, cash used to purchase fixed assets decreased to $6,783,000 from $9,283,000 for the nine months ended September 30, 2002, which reflects decreased purchases of operating equipment.

During August 2003, the Company collected $1,000,000 in cash as partial consideration for notes receivable due from former shareholders of the Company.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "projects," "positioned," "strategy," "targeted" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, without limitation, the following: the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; the ability to remain in compliance with all required ratios and covenants contained in agreements governing its outstanding indebtedness; the Company's ability to identify or implement one or more strategic alternatives to reduce the Company's indebtedness; the ability of the Company to generate sufficient cash to fund its interest and principal payments when such payments become due; potential adverse developments with respect to the Company's liquidity or results of operations; the ability to fund and execute its business plan; the ability of the Company to avoid bankruptcy; the ability of the Company to continue as a going concern; potential adverse developments resulting from litigation; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions; technological developments; the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; interest rate fluctuations and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We are currently pursuing strategic alternatives such as refinancings in order to reduce our overall indebtedness, including amounts due under our variable rate senior secured credit facility and our other fixed interest rate debt. The fair value of our variable rate senior secured credit facility and our fixed interest rate debt is not determinable at this time.



                                                    Interest Rate Sensitivity
                                                     As of September 30, 2003

                                              Principal Amount by Expected Maturity
                                                      Average Interest Rate

                         October 1,
                          2003 to
                        December 31,       For the Years Ending December 31,
                        ---------------------------------------------------------------
                                                                                                                       Fair
                             2003         2004         2005         2006         2007      Thereafter       Total       Value
                        --------------------------------------------------------------------------------------------------------
Long-term debt,
 including
 current portion:
Fixed rate              $   4,358           $--          $--          $--          $--       $46,909(a)    $51,267      $   -
Average interest rate       6.00%                                                             10.75%
Variable rate                 $--       $11,700     $25,350       $50,700      $39,000       $29,350      $156,100      $   -

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

ITEM 4.           CONTROLS AND PROCEDURES

       (a) Disclosure Controls and Procedures - The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

       (b) Internal Control Over Financial Reporting - There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Through our various operating subsidiaries, we purchase goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. Our subsidiaries also provide goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject us to costly litigation and the diversion of technical and/or management personnel. Additionally, in light of our ongoing litigation and other disputes with various local exchange and other telecommunications carriers, some of whom we depend upon for certain services, those carriers have and will likely continue to threaten service disruptions or terminations from time to time. Certain service disruptions or terminations, if actually implemented, could have a material adverse effect on our business. Additionally, liabilities from litigation that are not covered by insurance or that exceed such coverage could have a material adverse effect on our business, finances and/or results of operations.

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

     The defendants believe that they have meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amounts claimed by Verizon. For example, the defendants believe the figure specified in the complaint fails to recognize payments that have been made by the defendants to Verizon (including in excess of $14 million paid soon after the filing of the complaint), credits that Verizon has issued to the defendants since the filing of the complaint, and additional disputes for which Verizon owes credits to the defendants. The defendants have filed an answer to Verizon's complaint denying Verizon's claims, in part, and have asserted various counterclaims against Verizon, including claims seeking damages for breach of contract and treble damages for violating the antitrust laws. The defendants have also moved to dismiss Verizon's request for a declaratory ruling on the antitrust claims, which Verizon has opposed.

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

     On March 20, 2003, the Court issued an order denying the parties' respective motions without prejudice to renew, pending a decision by the United States Supreme Court in Verizon Communications, Inc. vs. Law Offices of Curtis V. Trinko, LLP, Supreme Court Docket No. 02-682 (cert. granted March 10, 2003). By order of the Court issued May 6, 2003, the parties have been directed to proceed with discovery on all issues. On November 14, 2003, Verizon filed a motion with the Court seeking permission for Verizon to file an amendment to its complaint. A draft of the amendment that accompanied Verizon's request indicates that Verizon intends to assert that defendants now owe Verizon $40 million in alleged unpaid charges. The draft also indicates that Verizon desires to amend its complaint to specify new claims arising out of certain alleged misconduct arising out of purported sales, billing, revenue and other practices as more fully described in the amendment. The defendants have notified Verizon that they will not consent to the filing of the amendment and defendants are currently preparing to file an opposition to Verizon's motion asking the Court to reject Verizon's effort to supplement its claims. We and our subsidiaries intend to pursue all available remedies and counterclaims and defend ourselves vigorously; however, we and our subsidiaries cannot be certain how or when these matters will be resolved or of the outcome of the litigation.

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

o By letters dated October 31, 2003, our operating subsidiaries in Virginia, Maryland, and the District of Columbia received notices from Verizon asserting that those entities are in default of their respective payment obligations under an August 28, 2002 Settlement Agreement, demanding that those subsidiaries pay Verizon the aggregate sum of $764,000 in order to cure the alleged payment defaults, and threatening to proceed with the remedies set forth under applicable contracts in the absence of payment within ten days after receipt of the notices. In response, our subsidiaries notified Verizon that they are disputing the accuracy of Verizon claims and challenging its right to payment of the amounts specified in its letters. Among other things, the subsidiaries notified Verizon that it claims are inconsistent with the claims made in a sworn affidavit from Verizon asserting that Verizon is unable to accurately compute the amounts allegedly owed by us, that the demand letters fail to account for hundreds of thousands of dollars of outstanding billing disputes, and that Verizon has refused our request for additional information to substantiate Verizon's claims. The subsidiaries intend to contest any charges that they believe are not properly owed and to vigorously defend themselves and pursue all appropriate claims and remedies. However, we are not able to predict how or when these matters will be resolved.

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

     Subsequent to the filing of its initial complaint, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and us seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment. MegsINet has allowed GECC to take possession of the equipment, which has not had any material impact on our business or operations. On April 23, 2003, GECC filed a motion for summary judgment asking the Court to rule in its favor, without the need for trial, that MegsINet, CCL and ATX breached their alleged contractual obligations to make required lease payments to GECC and awarding GECC damages in the amount of $9,100,053 plus attorneys' fees and interest. MegsINet, CCL and us have filed a consolidated opposition to that motion and oral argument on the matter was heard by the Court on August 6, 2003. On November 13, 2003, the Court issued a ruling on GECC's motion for summary judgment in which it: a) denied GECC's request for summary judgment against all defendants on its contracts claims, b) granted GECC's request for summary judgment against all defendants on its claims of conversion but declined to rule on the issue of liability under those claims, c)denied our motion objecting to the court's jurisdiction over that entity, and d) granted defendant's request for discovery against GECC on the issue of alleged damages. As a result of the Court's ruling, the defendants anticipate that the litigation will proceed with additional discovery on GECC's contracts claims and alleged damages for conversion, which defendants intend to pursue vigorously. However, it is impossible at this time to predict how or when this matter will be resolved. MegsINet does not represent a material component of our revenue, profits or operations. All of our assets and those of our subsidiaries, including those of MegsINet, are subject to a first priority security interest in favor the senior lenders under the $156 million senior credit facility.

o On May 25, 2001, KMC Telecom, Inc. and some of our operating subsidiaries filed an action in the Supreme Court of New York for New York County against CCL, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. KMC contended that it was owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims for breach of various representations and warranties made under the merger agreement pursuant to which MegsINet became a subsidiary of ours. Defendants had also initiated coverage under an insurance policy designed to protect against such claims. On September 9, 2003, this matter was fully settled by agreement of the parties, predominantly out of proceeds from insurance.

o On October 10, 2003, APCC Services, Inc. and several of its clients, referred to as APCC, filed a formal complaint with the Federal Communications Commission ("FCC") against us and several of our affiliated companies claiming we are responsible for payphone surcharge compensation for the period between November 1996 to the present, in the amount of $1,533,949, as calculated pursuant to the 5th Report and Order issued by the FCC, currently on appeal in the D.C. Circuit Court of Appeals. On October 23, 2003, the FCC directed APCC to correct deficiencies in its allegations and to refile its complaint on or before November 7, 2003. In response to the complaint, the defendants expect to vigorously defend against the asserted claims and pursue all available remedies. However, it is not possible at this time to predict the outcome of the litigation.

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

o On March 1, 2002, Easton Telecom Services, LLC initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. seeking payment of approximately $4.9 million, primarily in respect of alleged early termination penalties for telecommunications services purportedly provided under alleged contracts. On August 23, 2002, the Court issued an order dismissing approximately $4 million of Easton's claims as invalid. Upon the conclusion of a jury trial that ended on November 8, 2002, Easton obtained a judgment against CoreComm Internet Group, Inc., Voyager Information Networks, Inc. and MegsINet in the total amount of $1,085,000. On February 4, 2003, the defendants filed an appeal in this matter with the United States Court of Appeals for the Sixth Circuit, and the plaintiff has filed a cross-appeal. Plaintiff had previously been pursuing discovery in aid of execution on its judgment but has not been active in this area for some time. On November 10, 2003, plaintiff filed a motion asking the Court to appoint a receiver for the purpose of marshalling defendants' assets and liquidating them to satisfy plaintiff's judgment. The defendants believe that the motion is procedurally defective and substantively without merit and defendants are in the process of preparing to file an opposition to plaintiff's motion seeking its denial. Although defendants believe that Easton's motion will be denied, it is not possible at this time to predict with any certainty how or when this matter will be resolved. All of our assets and those of our subsidiaries, including those of the defendants, are subject to a first priority security interest in favor of the senior lenders under the $156 million senior credit facility.

o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to our alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, we have been assessed sales and use tax for the period at issue in the amount of $631,429, which has been accrued in our consolidated financial statements. On July 8, 2002, we filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. We believe that we have meritorious defenses and that the assessment should be reduced; however it is not possible at this time to predict how this matter will be resolved

o On February 28, 2003, Focal Communications Corp. and certain of its subsidiaries initiated adversarial proceedings in Focal's Chapter 11 case under the U.S. bankruptcy laws against us and certain of our subsidiaries seeking payment of an aggregate of approximately $859,514 in charges for interstate and intrastate switched access services allegedly provided by Focal's subsidiaries in Illinois, Pennsylvania, Delaware and New York. On April 7, 2003, Focal filed a motion for summary adjudication for services allegedly provided to our subsidiaries operating in Illinois, and these subsidiaries filed an opposition to that motion challenging the validity of Focal's charges as well as its right to summary adjudication of the issues. On August 8, 2003, the bankruptcy court issued a Report and Recommendation finding that Focal's action is a "non-core" proceeding and issuing an advisory opinion to the U.S. District Court for the District of Delaware recommending that summary judgment be granted in favor of Focal against our operating subsidiaries in the aggregate amount of $134,376. The Defendants believe that the recommendation reached by the bankruptcy court is erroneous and the defendants have filed objections to the bankruptcy court's report and recommendation with the District Court. In addition, on August 21, 2003, at the defendants' request, the bankruptcy court granted a stay of the pending summary adjudication motions for services allegedly provided to our subsidiaries operating in Pennsylvania, Delaware and New York pending resolution of the Illinois matter by the District Court. Focal subsequently filed a motion asking the bankruptcy court to lift the stay and asserting that its claims now stand at approximately $2 million. Upon our opposition, the bankruptcy court denied Focal's motion but authorized it to take additional discovery in support of its claims. Although we and our subsidiaries continue to believe that we have meritorious defenses and arguments on appeal, it is not possible at this time to predict how or when these matters will be resolved.

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

o On September 9, 2003, Electronic Data Systems Corp., referred to as EDS, filed a civil action in the Common Pleas Court Montgomery County, Pennsylvania alleging breach of contract arising out of alleged billing services provided to CoreComm-ATX, Inc. in the amount of $555,526. On October 22, 2003, CoreComm-ATX answered the complaint and asserted counterclaims against EDS for breach of contract, fraudulent misrepresentation and negligent misrepresentation. CoreComm-ATX expects to vigorously defend itself against the asserted claims, while simultaneously pursing its counterclaims against EDS. However, it is not possible at this time to predict the outcome of the litigation.

o    On  October  8,  2003,  a  complaint  was filed by the  Wisconsin  Attorney
     General's Office in the Circuit Court, Dane County against CoreComm Wisconsin, Inc. In the Complaint, the Attorney General alleges that CoreComm Wisconsin failed to properly disclose to certain of its Internet customers policies relating to subscription cancellation and renewal, resulting in the improper billing of customers, in violation of provisions of the Wisconsin Administrative Code. The Attorney General's office is seeking injunctive relief as well as penalties and customer refunds. CoreComm Wisconsin is currently reviewing these allegations and believes it has meritorious defenses to the Attorney General's complaint. CoreComm Wisconsin expects to vigorously defend itself against the asserted claims, however, at this time it is impossible to predict the outcome of this matter.

o A subsidiary of ours, ATX Licensing, Inc. ("ALI"), is presently in discussions with regulatory authorities concerning a request to enter into an extended payment plan in connection with an outstanding obligation of approximately $4.8 million. ALI is not presently able to agree to all of the terms of the proposed plan in light of certain restrictions set forth in our credit facility with our senior secured lenders. We have made a request to our lenders that ALI be permitted to participate in the plan under the terms proposed by the regulatory authorities and is currently waiting for a final response to that request. ALI has been advised by the regulatory authorities that if it is not accepted to participate in an extended payment plan, then the entire amount of the obligation will become due and payable within thirty days from the date that ALI receives notice that it is not able to participate in the plan. If ALI is not able to participate in an extension plan with the approval of its lenders, and in the absence of additional funding to satisfy the obligation, we do not believe that ALI will be able to pay the obligation within the period of time specified by the regulatory authorities. A failure to pay the obligation could result in the imposition of regulatory penalties, including substantial fines, the revocation or imposition of conditions on regulatory authorizations, and/or other penalties.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        10.1    Form of Indemnification agreement

        10.2 Waiver dated as of November 14, 2003 to the Credit Agreement dated as of April 11, 2001 (as further amended, restated or otherwise supplemented from time to time), among CCL Historical, Inc., ATX Communications, Inc., CoreComm Communications, Inc., the lenders from time to time party thereto and the administrative agent for the lenders.

        31.1 Certification dated November 19, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of principal executive officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, by Thomas J. Gravina, President - Chief Executive Officer.

        31.2 Certification dated November 19, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, by Michael A. Peterson, Executive Vice President - Chief Operating Officer and Chief Financial Officer.

        32.1    Certification  dated  November  19,  2003  pursuant to 18 U.S.C.
                Section 1350 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas J. Gravina, President - Chief Executive Officer, and Michael A. Peterson, Executive Vice President - Chief Operating Officer and Chief Financial Officer

(b) Reports on Form 8-K.

                During the quarter ended September 30, 2003, ATX Communications filed the following reports on Form 8-K:

                        (i) Report dated July 2, 2003, reporting under Item 9, Regulation FD Disclosure, ATX Communications, Inc. and its subsidiaries (collectively, the "Company") had engaged Credit Suisse First Boston LLC as and advisor in connection with the Company's ongoing review of the Company's strategic alternatives

                        (ii)    Report dated August 14,  2003,  reporting  under
                                Item 12, Results of Operations and Financial Condition, that ATX Communications, Inc. announced its consolidated operating results for the quarter ended June 30, 2003.

                  No financial statements were filed with these reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ATX COMMUNICATIONS, INC.


Date: November 19, 2003     By: /s/ Michael A. Peterson
                                -----------------------------------

                                Michael A. Peterson
                                Executive Vice President -
                                Chief Operating Officer and
                                Chief Financial Officer








Date: November 19, 2003     By: /s/ Neil Peritz
                                -----------------------------

                                Neil Peritz
                                Senior Vice President - Controller and Treasurer (Principal Accounting Officer)